Form 10-Q
period 1996-03-31
PETROCORP INC
filed 1996-05-13
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1996
                                                --------------

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Transition period _________________ to _________________


                         Commission File Number 0-22650
                                                -------

                             PETROCORP INCORPORATED
             (Exact name of registrant as specified in its charter)


           Texas                                        76-0380430
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


  16800 Greenspoint Park Drive                           77060-2391
    Suite 300, North Atrium                              (Zip Code)
        Houston, Texas
(Address of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: (713) 875-2500

                                 Not Applicable
             (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X       No
                                 -----         -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 1996:


   Common Stock, $.01 per value                          8,584,519
   ----------------------------                          ---------
        (Title of Class)                      (Number of Shares Outstanding)

                             PETROCORP INCORPORATED



                                     INDEX
                                     -----




                                                                PAGE NO.
                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
     Consolidated Balance Sheet at March 31, 1996 and
      December 31, 1995                                             1

     Consolidated Statement of Operations for the quarters
      ended March 31, 1996 and 1995                                 2

     Consolidated Statement of Cash Flows for the quarters
      ended March 31, 1996 and 1995                                 3

     Notes to Consolidated Financial Statements                     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        6

PART II. OTHER INFORMATION                                         11

SIGNATURES                                                         12


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.



                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                         (dollar amounts in thousands)



                                                               MARCH 31,                    DECEMBER 31,
                                                                 1996                          1995
                                                               ---------                    ------------
                       ASSETS                                  (UNAUDITED)
Current assets:
 Cash and cash equivalents                                      $ 13,660                       $ 11,764
 Accounts receivable, net                                         11,165                          7,632
 Other current assets                                                852                          1,433
                                                                --------                       --------
  Total current assets                                            25,677                         20,829
                                                                --------                       --------
Property, plant and equipment:
 Oil and gas properties, at cost, full cost method, net of
  accumulated depreciation, depletion and amortization            79,208                         79,667
 Unproved properties not subject to depletion                      4,718                          4,406
 Plant and related facilities, net                                 6,193                          6,389
 Other, net                                                        2,320                          3,128
                                                                --------                       --------
                                                                  92,439                         93,590
                                                                --------                       --------
Other assets, net                                                    382                            420
                                                                --------                       --------
  Total assets                                                  $118,498                       $114,839
                                                                ========                       ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $  5,783                       $  5,259
 Accrued liabilities                                               2,728                          3,370
 Current portion of long-term debt                                 5,859                          5,856
                                                                --------                       --------
   Total current liabilities                                      14,370                         14,485
                                                                --------                       --------
Long-term debt                                                    36,354                         36,513
                                                                --------                       --------
Deferred revenue                                                   2,068                           --
                                                                --------                       --------
Deferred income taxes                                              2,854                          2,320
                                                                --------                       --------
Commitments and contingencies (Note 4)
Shareholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                          --                              --
 Common stock, $0.01 par value, 25,000,000 shares authorized,
  8,616,216 shares issued and 8,584,519 shares outstanding            86                             86
 Additional paid-in capital                                       71,170                         71,170
 Retained deficit, since October 1, 1992                          (4,794)                        (6,043)
 Foreign currency translation adjustment                          (3,293)                        (3,375)
 Treasury stock, at cost (31,697 shares)                            (317)                          (317)
                                                                --------                       --------
   Total shareholders' equity                                     62,852                         61,521
                                                                --------                       --------
   Total liabilities and shareholders' equity                   $118,498                       $114,839
                                                                ========                       ========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                                        FOR THE QUARTER
                                                         ENDED MARCH 31,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
REVENUES:
 Oil and gas                                         $  6,876      $  6,093
 Plant processing                                         467           459
 Other                                                    187           266
                                                     --------      --------
                                                        7,530         6,818
                                                     --------      --------
EXPENSES:
 Production costs                                       1,612         1,819
 Depreciation, depletion and amortization               3,093         3,427
 General and administrative                             1,247         1,573
 Other operating expenses                                  66            55
                                                     --------      --------
                                                        6,018         6,874
                                                     --------      --------
INCOME (LOSS) FROM OPERATIONS                           1,512           (56)
                                                     --------      --------
OTHER INCOME (EXPENSES):
 Investment and other income                            1,175           184
 Interest expense                                        (908)         (983)
 Other expenses                                            --           (53)
                                                     --------      --------
                                                          267          (852)
                                                     --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                       1,779          (908)
Income tax provision (benefit)                            530          (340)
                                                     --------      --------
NET INCOME (LOSS)                                    $  1,249      $   (568)
                                                     ========      ========
NET INCOME (LOSS) PER COMMON SHARE                   $   0.14      $  (0.07)
                                                     ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                8,698         8,698
                                                     ========      ========





         The accompanying notes are an integral part of this statement

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (Unaudited)

                                                    FOR THE QUARTER
                                                    ENDED MARCH 31,
                                                 ---------------------
                                                   1996         1995
                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $  1,249     $   (568)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation, depletion and amortization         3,093        3,427
   Gain on sale of gas gathering system              (999)          --
   Deferred income tax provision (benefit)            530         (340)
                                                 --------     --------
                                                    3,873        2,519
   Change in operating assets and liabilities:
    Accounts receivable                               281          929
    Other current assets                              581         (113)
    Accounts payable                                  524         (858)
    Accrued liabilities                              (642)         (77)
   Other                                               --           54
                                                 --------     --------
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                 4,617        2,454
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of oil and gas properties          --           12
 Additions to oil and gas properties               (2,426)      (4,271)
 Additions to plant and related facilities             (8)        (151)
 Additions to other property, plant and equipment    (123)        (601)
 Additions to other assets                             --           (5)
 Proceeds from sale of short-term investment           --        2,500
                                                 --------     --------
        NET CASH USED IN INVESTING
         ACTIVITIES                                (2,557)      (2,516)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                          47          294
 Repayment of long-term debt                         (225)        (201)
                                                 --------     --------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                        (178)          93
                                                 --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                14           12
                                                 --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS           1,896           43
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         11,764       10,127
                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 13,660     $ 10,170
                                                 ========     ========



        The accompanying notes are an integral part of this statement.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.


NOTE 2 - HEDGING PROGRAM:

     In December 1994, the Company initiated a hedging program to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. Since initiating the hedging program, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales.

     Included in oil and gas revenues, the Company recorded $233,000 of realized hedging losses in the first quarter of 1996 and $24,000 of realized hedging gains in the first quarter of 1995. As of March 31, 1996, deferred losses related to hedged oil totaled $462,000.

     In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. As of May 2, 1996, the Company had open NYMEX futures contracts covering 82,000 barrels of oil, approximately 23% of the Company's remaining projected 1996 oil sales volumes, with an average NYMEX price of $18.48 per barrel. The Company had no open positions related to natural gas as of that date. The Company funds the margin requirements for the hedging program from available working capital and had a margin account balance of $166,000 at May 2, 1996.

NOTE 3 - DEFERRED REVENUE:

     In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. As the cash proceeds were received after March 31, 1996, the entire $3.8 million was recorded as an account receivable as of that date. The Company's total gain on the sale was $3.1 million, with $999,000 being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations. The remaining $2.1 million of the gain has been recorded as deferred revenue on the consolidated balance sheet as of March 31, 1996. This $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field.


NOTE 4 - COMMITMENTS AND CONTINGENCIES:

     There are claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's principal line of business is the production and sale of its oil and natural gas reserves. Results of operations are dependent upon the quantity of production and the price obtained for such production. Prices received by the Company for the sale of its oil and natural gas have fluctuated significantly from period to period. Such fluctuations affect the Company's ability to maintain or increase its production from existing oil and gas properties and to explore, develop or acquire new properties.

     The following table reflects certain operating data for the periods presented:

                                                             FOR THE THREE
                                                                MONTHS
                                                            ENDED MARCH 31,
                                                            ---------------
                                                             1996     1995
                                                            -------  ------
PRODUCTION:

 United States:
  Oil (Mbbls).............................................      167     164
  Gas (MMcf)..............................................    1,326   1,606
  Oil equivalents (MBOE)..................................      388     432

 Canada:
  Oil (Mbbls).............................................       --       1
  Gas (MMcf)..............................................      857     832
  Oil equivalents (MBOE)..................................      143     139

 Total:
  Oil (Mbbls).............................................      167     165
  Gas (MMcf)..............................................    2,183   2,438
  Oil equivalents (MBOE)..................................      531     571

AVERAGE SALES PRICES (including the effects of hedging):

 United States:
  Oil (per Bbl)...........................................   $18.17  $17.23
  Gas (Mcf)...............................................     2.10    1.55

 Canada:
  Oil (per Bbl)...........................................       --   16.66
  Gas (per Mcf)...........................................     1.23    0.91

 Weighted average:
  Oil (per Bbl)...........................................    18.17   17.23
  Gas (per Mcf)...........................................     1.76    1.33

SELECTED DATA PER BOE:

 Average sales price......................................   $12.95  $10.67
 Production costs.........................................     3.04    3.19
 General and administrative expenses......................     2.35    2.75
 Oil and gas depreciation, depletion and amortization.....     4.98    5.25


RESULTS OF OPERATIONS

  Comparison of First Quarter 1996 and First Quarter 1995

  Overview. The Company recorded $1,512,000 in income from operations in the first quarter of 1996 compared to a loss from operations of $56,000 in the first quarter of 1995. This improvement is primarily the result of a 32% increase in the Company's weighted average natural gas price coupled with a 12% decrease in operating expenses. The Company recorded net income of $1,249,000, or $0.14 per share, ($620,000, or $0.07 per share, excluding the gain on the sale of the Company's Oklahoma City gas gathering system) during the first quarter of 1996 compared to a net loss of $568,000, or $0.07 per share, for the same period in 1995.

  Revenues. Total revenues increased 10% to $7.5 million in the first quarter of 1996 from $6.8 million in the first quarter of 1995. Oil production increased slightly to 167 Mbbls from 165 Mbbls. Natural gas production decreased 10% to 2,183 MMcf in the first quarter of 1996 from 2,438 MMcf in the first quarter of 1995, resulting in an overall production decrease of 7% to 531 MBOE from 571 MBOE. The decrease in natural gas production resulted from freezing problems associated with the very cold winter in the Mid-Continent area this year as well as first quarter 1995 adjustments to reflect volume under estimated at the prior year end. Otherwise, new gas production is generally offsetting normal declines. The Company's first quarter average U.S. natural gas price increased 35% to $2.10 per Mcf in 1996 from $1.55 per Mcf in 1995. These U.S. average natural gas prices include $0.12 per Mcf related to hedging losses in the first quarter of 1996 and $0.02 per Mcf of hedging gains in the first quarter of 1995. The Company's average U.S. oil price increased 5% to $18.17 per barrel for the first quarter of 1996 from $17.23 per barrel for the first quarter of 1995. The Company's first quarter 1996 average U.S. oil price includes $0.41 per barrel related to hedging losses. The Company's first quarter average Canadian natural gas price increased 35% to $1.23 per Mcf in 1996 from $0.91 per Mcf in 1995. As a result of the increase in oil and gas prices, partially offset by a decline in natural gas production, oil and gas revenues increased 13% to $6.9 million for the first quarter of 1996 from $6.1 million for the first quarter of 1995. Plant processing revenues were up slightly to $467,000 from $459,000, while other revenues declined 30% to $187,000 from $266,000 as a result of lower sulfur revenues and lower gas gathering fees.

  Production Costs. Production costs declined 11% to $1.6 million in the first quarter of 1996 compared to $1.8 million in the first quarter of 1995, while production costs per BOE decreased 5% to $3.04 per BOE from $3.19 per BOE. The decrease in production costs in absolute dollars and on a BOE basis results from the Company's continued focus on reducing costs.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 10% to $3.1 million in the first quarter of 1996 from $3.4 million in the first quarter of 1995, primarily as a result of the decrease in oil and gas production volumes coupled with a decrease in the oil and gas DD&A rate. On a BOE basis, the oil and gas DD&A rate decreased 5% to $4.98 per BOE from $5.25 per BOE.

  General and Administrative Expenses. General and administrative expenses decreased 21% to $1.2 million in the first quarter of 1996 from $1.6 million in the first quarter of 1995 largely due to a reduction in personnel.

  Investment and Other Income. Investment and other income increased to $1,175,000 in the first quarter of 1996 from $184,000 in the first quarter of 1995 as a result of a $999,000 gain on the sale of the Company's Oklahoma City gas gathering system.

  Interest Expense. Interest expense decreased 8% to $908,000 in the first quarter of 1996 from

$983,000 million in 1995, as a result of lower debt outstanding between quarters. During the first quarter of 1996 the Company had an outstanding balance of $35.8 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.40%. This compares to the first quarter of 1995 outstanding balance of $39.2 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.48%. The Company's nonrecourse notes payable outstanding balance remained level at $6.6 million between quarters.

  Income Taxes. The Company recorded a $530,000 income tax provision on pre-tax income of $1.8 million in the first quarter of 1996 compared to an income tax benefit of $340,000 on a pre-tax loss of $908,000 in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of March 31, 1996, the Company had working capital of $11.3 million as compared to $6.3 million at December 31, 1995. The increase in working capital was primarily due to net cash provided by operating activities and the sale of the Company's Oklahoma City gas gathering system, partially offset by capital expenditures. Net cash provided by operating activities was $4.6 million and $2.5 million for the quarters ended March 31, 1996 and 1995, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $3.9 million and $2.5 million, respectively.

  Primarily related to exploration and development activities, the Company's capital expenditures were $2.6 million and $5.0 million for the quarters ended March 31, 1996 and 1995, respectively.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At March 31, 1996, the nonrecourse long-term notes payable balance was $6.4 million, of which $909,000 was classified as current.

  In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totalling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of March 31, 1996, the remaining principal balances for the Series A and B Notes were $7.1 million and $28.7 million, respectively, for a total of $35.8 million.

  Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three-or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  In December 1994, the Company initiated a hedging program to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. Since initiating the hedging program, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales.

  Included in oil and gas revenues, the Company recorded $233,000 of realized hedging losses in the first quarter of 1996 and $24,000 of realized hedging gains in the first quarter of 1995. As of March 31, 1996, deferred losses related to hedged oil totaled $462,000.

  In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. As of May 2, 1996, the Company had open NYMEX futures contracts covering 82,000 barrels of oil, approximately 23% of the Company's remaining projected 1996 oil sales volumes, with an average NYMEX price of $18.48 per barrel. The Company had no open positions related to natural gas as of that date. The Company funds the margin requirements for the hedging program from available working capital and had a margin account balance of $166,000 at May 2, 1996.

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. As the cash proceeds were received after March 31, 1996, the entire $3.8 million was recorded as an account receivable as of that date. The Company's total gain on the sale was $3.1 million, with $999,000 being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations. The remaining $2.1 million of the gain has been recorded as deferred revenue on the consolidated balance sheet as of March 31, 1996. This $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field.

  On April 2, 1996, the Company acquired five wells and a related gas gathering system in the Harris Field area of Live Oak County, Texas for approximately $1.8 million.

  The Company's Board of Directors has approved a capital budget of $21.0 million for 1996, including $9.0 million for exploration and development and $10.0 million for producing property acquisitions. However, actual levels of expenditures for planned exploration and development projects and producing property acquisitions may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others.

  The Company plans to finance its 1996 exploration and development expenditures with existing working capital and cash flow from operations while it plans to finance the majority of its 1996 producing property acquisitions with new borrowings. If the Company increases its exploration, development and acquisition activities in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

  The Company's use of estimates which are forward-looking involve risks and uncertainties. Actual results could differ materially from these estimates as a result of factors such as the timing and success of drilling and production activities and other risks described elsewhere in this report.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting

Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123), which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Companies electing to continue accounting in accordance with Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method defined in SFAS 123 had been applied. With respect to any new awards issued, the Company will continue to account for its stock-based compensation in accordance with Opinion 25 and will make pro forma disclosures in accordance with the provisions of SFAS 123 beginning in its financial statements for the year ending December 31, 1996.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
- - --------------------------

         Not Applicable

Item 2 - Changes in Securities
- - ------------------------------

         Not Applicable

Item 3 - Defaults upon Senior Securities
- - ----------------------------------------

         Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders
- - -----------------------------------------------------------

         Not Applicable

Item 5 - Other Information
- - --------------------------

         Not Applicable

Item 6 -
- - ---------

 (a)  Exhibits
      --------

     3.1* Amended and Restated Articles of Incorporation of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 33-36972) initially filed with the Securities and Exchange Commission on August 26, 1993 (the "Registration Statement").

     3.2* Amended and Restated Bylaws of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

     3.3* Amendment to Bylaws of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     3.4* Amendment to Bylaws of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     27    Financial Data Schedule

     ______________________________
     *  Incorporated by reference.


     (b)  Reports on Form 8-K
          -------------------

          Current Report on Form 8-K dated February 15, 1996 regarding the issuance of press releases concerning results of operations, 1995 reserves and plans for 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PETROCORP INCORPORATED
                                          ----------------------
                                          (Registrant)



Date:      May 13, 1996                         DON A. TURKLESON
       -------------------                ------------------------------
                                          Don A. Turkleson
                                          Vice President - Finance, Secretary
                                           and Treasurer
                                          (On behalf of the Registrant and as
                                           the Principal Financial Officer)