Form 10-Q
period 1996-06-30
PETROCORP INC
filed 1996-08-14
CIK 911359

                                                                           DRAFT
                                                                 AUGUST 13, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1996
                                                 -------------

                                       OR

 ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period                   to
                                  -----------------    -----------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 1996:


    Common Stock, $.01 per value                           8,584,519
    ----------------------------                           ---------
        (Title of Class)                        (Number of Shares Outstanding)

                             PETROCORP INCORPORATED



                                     INDEX
                                     -----


                                                                                                         PAGE NO.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheet at June 30, 1996 and December 31, 1995                                          1

     Consolidated Statement of Operations for the quarters and six months ended June 30, 1996 and 1995          2

     Consolidated Statement of Cash Flows for the six months ended June 30, 1996 and 1995                       3

     Notes to Consolidated Financial Statements                                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  6

PART II.  OTHER INFORMATION                                                                                    13

SIGNATURES                                                                                                     14


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                         (dollar amounts in thousands)

                                                                                    June 30,                   December 31,
                                                                                     1996                         1995
                                                                                  -----------                 --------------
                          Assets                                                  (Unaudited)
                          ------
Current assets:
  Cash and cash equivalents                                                         $ 22,898                      $ 11,764
  Accounts receivable, net                                                             5,267                         7,632
  Other current assets                                                                   357                         1,433
                                                                                    --------                      --------
    Total current assets                                                              28,522                        20,829
                                                                                    --------                      --------
Property, plant and equipment:
  Oil and gas properties, at cost, full cost method, net of
   accumulated depreciation, depletion and amortization                               77,041                        79,667
  Unproved properties not subject to depletion                                         3,812                         4,406
  Plant and related facilities, net                                                    4,905                         6,389
  Other, net                                                                           2,203                         3,128
                                                                                    --------                      --------
                                                                                      87,961                        93,590
                                                                                    --------                      --------
Other assets, net                                                                        344                           420
                                                                                    --------                      --------
    Total assets                                                                    $116,827                      $114,839
                                                                                    ========                      ========
        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
  Accounts payable                                                                  $  7,026                      $  5,259
  Accrued liabilities                                                                  2,129                         3,370
  Current portion of long-term debt                                                    6,822                         5,856
                                                                                    --------                      --------
    Total current liabilities                                                         15,977                        14,485
                                                                                    --------                      --------
Long-term debt                                                                        32,550                        36,513
                                                                                    --------                      --------
Deferred revenue                                                                       1,899                         -
                                                                                    --------                      --------
Deferred income taxes                                                                  3,099                         2,320
                                                                                    --------                      --------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued                                                              -                            -
  Common stock, $0.01 par value, 25,000,000 shares
   authorized, 8,616,216 shares issued and
   8,584,519 shares outstanding                                                           86                            86
  Additional paid-in capital                                                          71,170                        71,170
  Retained deficit, since October 1, 1992                                             (4,274)                       (6,043)
  Foreign currency translation adjustment                                             (3,363)                       (3,375)
  Treasury stock, at cost (31,697 shares)                                               (317)                         (317)
                                                                                    --------                      --------
    Total shareholders' equity                                                        63,302                        61,521
                                                                                    --------                      --------
    Total liabilities and shareholders' equity                                      $116,827                      $114,839
                                                                                    ========                      ========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                                              For the quarter                  For the six months
                                                               ended June 30,                    ended June 30,
                                                          -----------------------           -----------------------
                                                             1996         1995                 1996         1995
                                                          ---------     ---------           ---------     ---------
Revenues:
  Oil and gas                                                $6,938       $ 6,244             $13,814       $ 12,337
  Plant processing                                              459           473                 926            932
  Other                                                          (8)          282                 179            548
                                                             ------       -------             -------       --------
                                                              7,389         6,999              14,919         13,817
                                                             ------       -------             -------       --------
Expenses:
  Production costs                                            1,671         1,981               3,283          3,800
  Depreciation, depletion and amortization                    3,061         3,405               6,154          6,832
  Oil and gas property valuation adjustment                   -             8,500               -              8,500
  General and administrative                                  1,210         1,336               2,457          2,909
  Other operating expenses                                       38            79                 104            134
                                                             ------       -------             -------       --------
                                                              5,980        15,301              11,998         22,175
                                                             ------       -------             -------       --------
Income (loss) from operations                                 1,409        (8,302)              2,921         (8,358)
                                                             ------       -------             -------       --------
Other income (expenses):
  Investment and other income                                   258           234               1,433            418
  Interest expense                                             (892)         (988)             (1,800)        (1,971)
  Other expenses                                                 (7)          (55)                 (7)          (108)
                                                             ------       -------             -------       --------
                                                               (641)         (809)               (374)        (1,661)
                                                             ------       -------             -------       --------
Income (loss) before income taxes                               768        (9,111)              2,547        (10,019)
Income tax provision (benefit)                                  248          (184)                778           (524)
                                                             ------       -------             -------       --------
Net income (loss)                                            $  520       $(8,927)            $ 1,769       $ (9,495)
                                                             ======       =======             =======       ========
Net income (loss) per common share                           $ 0.06       $ (1.03)            $  0.20       $  (1.09)
                                                             ======       =======             =======       ========
Weighted average number of common shares                      8,698         8,698               8,698          8,698
                                                             ======       =======             =======       ========

         The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (Unaudited)

                                                                                  For the six months
                                                                                    ended June 30,
                                                                             ----------------------------
                                                                                1996              1995
                                                                             ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                                             $ 1,769           $(9,495)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation, depletion and amortization                                      6,154             6,832
    Oil and gas property valuation adjustment                                     -                 8,500
    Gain on sale of gas gathering system                                           (999)            -
    Deferred income tax provision (benefit)                                         778              (524)
                                                                                -------           -------
                                                                                  7,702             5,313
    Change in operating assets and liabilities:
      Accounts receivable                                                         2,365               294
      Other current assets                                                        1,076               503
      Accounts payable                                                            1,767            (1,435)
      Accrued liabilities                                                        (1,241)             (375)
    Other                                                                          (190)               87
                                                                                -------           -------
        Net cash provided by operating activities                                11,479             4,387
                                                                                -------           -------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties                                    3,950               103
  Proceeds from sale of interest in plant and related facilities                  1,211             -
  Proceeds from sale of other property, plant and equipment                       3,838             -
  Additions to oil and gas properties                                            (6,018)           (6,992)
  Additions to plant and related facilities                                        (184)             (174)
  Additions to other property, plant and equipment                                 (159)             (651)
  Additions to other assets                                                      -                     (9)
  Proceeds from sale of short-term investment                                    -                  3,500
                                                                                -------           -------
        Net cash provided by (used in) investing activities                       2,638            (4,223)
                                                                                -------           -------
Cash flows from financing activities:
  Proceeds from long-term debt                                                       55               448
  Repayment of long-term debt                                                    (3,053)           (1,214)
                                                                                -------           -------
        Net cash used in financing activities                                    (2,998)             (766)
                                                                                -------           -------
Effect of exchange rate changes on cash                                              15               109
                                                                                -------           -------
Net increase (decrease) in cash and cash equivalents                             11,134              (493)
Cash and cash equivalents at beginning of period                                 11,764            10,127
                                                                                -------           -------
Cash and cash equivalents at end of period                                      $22,898           $ 9,634
                                                                                =======           =======

        The accompanying notes are an integral part of this statement.

                             PETROCORP INCORPORATED
                             ----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)



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


NOTE 2 - HEDGING PROGRAM:

     From time to time, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. To-date, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales.

     As a result of its hedging transactions, the Company reduced its oil and gas revenues by $762,000 during the first six months of 1996 while reducing oil and gas revenues by $39,000 during the first six months of 1995. As of June 30, 1996, the Company had deferred $163,000 of unrealized hedging losses related to oil sales.

     In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. The Company had no oil or natural gas futures contracts open as of August 12, 1996.

NOTE 3 - DEFERRED REVENUE:

     In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. During the second quarter of 1996, $190,000 was recognized, leaving a balance of $1.9 million in "deferred revenue" on the consolidated balance sheet as of June 30, 1996.


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

     The following table reflects certain operating data for the periods presented:


                                                            For the quarter  For the six months
                                                            ended June 30,     ended June 30,
                                                            ---------------  ------------------
                                                             1996     1995     1996      1995
                                                            -------  ------  --------  --------
Production:
 United States:
  Oil (Mbbls).............................................      169     177       336       341
  Gas (MMcf)..............................................    1,398   1,454     2,724     3,060
  Oil equivalents (MBOE)..................................      402     419       790       851
 Canada:
  Oil (Mbbls).............................................      ---     ---       ---         1
  Gas (MMcf)..............................................      758     722     1,615     1,554
  Oil equivalents (MBOE)..................................      126     120       269       260
 Total:
  Oil (Mbbls).............................................      169     177       336       342
  Gas (MMcf)..............................................    2,156   2,176     4,339     4,614
  Oil equivalents (MBOE)..................................      528     540     1,059     1,111
AVERAGE SALES PRICES (including the effects of hedging):
 United States:
  Oil (per Bbl)...........................................   $17.47  $18.21    $17.82    $17.74
  Gas (Mcf)...............................................     2.19    1.63      2.15      1.59
 Canada:
  Oil (per Bbl)...........................................      ---     ---       ---     18.11
  Gas (per Mcf)...........................................     1.21    0.91      1.22      0.91
 Weighted average:
  Oil (per Bbl)...........................................    17.47   18.21     17.82     17.74
  Gas (per Mcf)...........................................     1.85    1.39      1.80      1.36
SELECTED DATA PER BOE:
 Average sales price......................................   $13.14  $11.56    $13.04    $11.10
 Production costs.........................................     3.16    3.67      3.10      3.42
 General and administrative expenses......................     2.29    2.47      2.32      2.62
 Oil and gas depreciation, depletion and amortization.....     5.00    5.47      4.99      5.36


RESULTS OF OPERATIONS

Comparison of Second Quarter 1996 and Second Quarter 1995

  Overview. The Company recorded $1.4 million in income from operations in the second quarter of 1996 compared to a loss from operations of $8.3 million in the second quarter of 1995. Excluding an $8.5 million oil and gas property valuation adjustment recorded in 1995, the improvement between quarters is primarily the result of a 33% increase in the Company's weighted average natural gas price coupled with a 12% decrease in operating expenses. The Company recorded net income of $520,000, or $0.06 per share, during the second quarter of 1996 compared to a net loss of $8.9 million, or $1.03 per share, for the same period in 1995.

  Revenues. Total revenues increased 6% to $7.4 million in the second quarter of 1996 from $7.0 million in the second quarter of 1995. Oil production decreased 5% to 169 Mbbls from 177 Mbbls. Natural gas production decreased slightly to 2,156 MMcf in the second quarter of 1996 from 2,176 MMcf in the second quarter of 1995, resulting in an overall slight production decrease of 2% to 528 MBOE from 540 MBOE. The Company sold a portion of its reserves in the Canadian Hanlan Swan Hills Unit in May 1996 and certain producing reserves along with its sale of non-producing mineral fee interests in the fourth quarter of 1995. Absent these property sales, second quarter 1996 production on a BOE basis would have increased slightly by 1%. The Company's second quarter average U.S. natural gas price increased 34% to $2.19 per Mcf in 1996 from $1.63 per Mcf in 1995 while the Company's second quarter average Canadian natural gas price increased 33% to $1.21 per Mcf from $0.91 per Mcf. As a result of hedging transactions, the Company's second quarter 1995 U.S. and Canadian average natural gas prices were reduced by $0.03 per Mcf and $0.06 per Mcf, respectively, from the average prices that would have otherwise been received. The Company's average oil price decreased 4% to $17.47 per barrel for the second quarter of 1996 from $18.21 per barrel for the second quarter of 1995. As a result of hedging transactions, the Company's second quarter 1996 average oil price was reduced by $3.18 per barrel from the average price that would have otherwise been received. Primarily as a result of the increase in natural gas prices, partially offset by a slight decline in production, oil and gas revenues increased 11% to $6.9 million for the second quarter of 1996 from $6.2 million for the second quarter of 1995. Plant processing revenues decreased slightly to $459,000 from $473,000, while other revenues were almost zero compared to $282,000 in the prior year quarter. Other revenues declined due to reduced gas gathering fees, resulting from the March 1996 sale of the Company's Oklahoma gas gathering system, and lower average sulfur prices, $7.10 per long-ton compared to $36.35 per long-ton.

  Production Costs. Production costs declined 15% to $1.7 million in the second quarter of 1996 compared to $2.0 million in the second quarter of 1995, while production costs per BOE decreased 14% to $3.16 per BOE from $3.67 per BOE. The decrease in production costs in absolute dollars and on a BOE basis results from the Company's continued focus on reducing costs.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 10% to $3.1 million in the second quarter of 1996 from $3.4 million in the second quarter of 1995, primarily as a result of the decrease in the oil and gas DD&A rate and the slight decrease in production. On a BOE basis, the oil and gas DD&A rate decreased 9% to $5.00 per BOE from $5.47 per BOE.

  Oil and Gas Property Valuation Adjustment. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs, incurred for the purpose of finding oil and gas reserves, are capitalized and may not exceed a calculated ceiling computed on a country-by-country basis. The ceiling is calculated on a quarterly basis as the sum of (i) the present value (discounted at 10%) of future net revenues from estimated production of proved oil and gas reserves plus (ii) the lower of cost or estimated fair market value of the unproved properties, less (iii) the related income tax effects. At June 30, 1995, primarily as a result of the impairment of the Company's valuation of its unproved fee mineral interests and a decline in oil and gas prices, the Company's net capitalized costs for its U.S. oil and gas properties exceeded the ceiling by $8.5 million, resulting in the corresponding valuation adjustment. The ceiling was calculated using $16.00 per barrel of oil and $1.52 per Mcf of natural gas, the prices in effect as of June 30, 1995.

  General and Administrative Expenses. General and administrative expenses decreased 8% to $1.2 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995 primarily due to a reduction in personnel.

  Interest Expense. Interest expense decreased 10% to $892,000 in the second quarter of 1996 from $988,000 million in 1995, primarily due to a reduction in the Company's Series A and Series B senior notes outstanding between quarters. During the second quarter of 1996 the Company had an outstanding balance of $35.8 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.4%. This compares to the second quarter of 1995 outstanding balance of $39.2 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.5%.

  Income Taxes. The Company recorded a $248,000 income tax provision on pre-tax income of $768,000 in the second quarter of 1996 compared to an income tax benefit of $184,000 on a pre-tax loss of $611,000 in the second quarter of 1995 (excluding the effect of the oil and gas property valuation adjustment of $8.5 million which is calculated on after-tax basis and has no effect on the income tax benefit).

Comparison of Six Months Ended June 30, 1996 and Six Months Ended June 30, 1995

  Overview. The Company recorded $2.9 million in income from operations in the first six months of 1996 compared to a loss from operations of $8.4 million in the first six months of 1995. Excluding an $8.5 million oil and gas property valuation adjustment recorded in 1995, the improvement between periods is primarily the result of a 32% increase in the Company's weighted average natural gas price coupled with a 12% decrease in operating expenses. During the first six months of 1996, the Company recorded net income of $1.8 million, or $0.20 per share, which includes $629,000, or $0.07 per share, related to the after-tax gain on the sale of the gas gathering system in Oklahoma. During the first six months of 1995 the Company recorded a net loss of $9.5 million, or $1.09 per share.

  Revenues. Total revenues increased 8% to $14.9 million in the first six months of 1996 from $13.8 million in the first six months of 1995. Oil production decreased slightly to 336 Mbbls from 342 Mbbls. Natural gas production decreased 6% to 4,339 MMcf in the first six months of 1996 from 4,614 MMcf in the first six months of 1995, resulting in an overall production decrease of 5% to 1,059 MBOE from 1,111 MBOE. The decrease in production on a BOE basis was primarily the result of decreased natural gas production resulted from freezing problems associated with the very cold winter in the Mid-Continent area this year in addition to the reserves sold as discussed. Otherwise, new production generally offset normal declines. The Company's first six months of 1996 average U.S. natural gas price increased 35% to $2.15 per Mcf in 1996 from $1.59 per Mcf in 1995 while the Company's average Canadian natural gas price increased 34% to $1.22 from $0.91. As a result of hedging transactions, the U.S. average natural gas price the Company would have otherwise received during the first six months of 1996 was reduced by $0.06 per Mcf. The Canadian natural gas price for the first six months of 1995 was reduced by $0.03 per Mcf. The Company's average U.S. oil price increased slightly to $17.82 per barrel for the first six months of 1996 from $17.74 per barrel for the first six months of 1995. As a result of hedging transactions, the Company's average oil price for the first six months of 1996 was reduced by $1.80 per barrel from the average price that would have otherwise been received. As a result of the increase in natural gas prices, partially offset by a decline in production, oil and gas revenues increased 12% to $13.8 million for the first six months of 1996 from $12.3 million for the first six months of 1995. Plant processing revenues remained level at $926,000, while other revenues declined 67% to $179,000 from $548,000. Other revenues declined due to reduced gas gathering fees, resulting from the March 1996 sale of the Company's Oklahoma gas gathering system, and lower average sulfur prices, $13.93 per long-ton compared to $33.05 per long-ton.

  Production Costs. Production costs declined 14% to $3.3 million in the first six months of 1996 compared to $3.8 million in the first six months of 1995, while production costs per BOE decreased 9% to $3.10 per BOE from $3.42 per BOE. The decrease in production costs in absolute dollars and on a BOE basis results from the Company's continued focus on reducing costs.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 10% to $6.2 million in the first six months of 1996 from $6.8 million in the first six months of 1995, primarily as a result of the decrease in production volumes coupled with a decrease in the oil and gas DD&A rate. On a BOE basis, the oil and gas DD&A rate decreased 7% to $4.99 per BOE from $5.36 per BOE.

  Oil and Gas Property Valuation Adjustment. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs, incurred for the purpose of finding oil and gas reserves, are capitalized and may not exceed a calculated ceiling computed on a country-by-country basis. The ceiling is calculated on a quarterly basis as the sum of (i) the present value (discounted at 10%) of future net revenues from estimated production of proved oil and gas reserves plus (ii) the lower of cost or estimated fair market value of the unproved properties, less (iii) the related income tax effects. At June 30, 1995, primarily as a result of the impairment of the Company's valuation of its unproved fee mineral interests and a decline in oil and gas prices, the Company's net capitalized costs for its U.S. oil and gas properties exceeded the ceiling by $8.5 million, resulting in the corresponding valuation adjustment. The ceiling was calculated using $16.00 per barrel of oil and $1.52 per Mcf of natural gas, the prices in effect as of June 30, 1995.

  General and Administrative Expenses. General and administrative expenses decreased 16% to $2.5 million in the first six months of 1996 from $2.9 million in the first six months of 1995 primarily due to a reduction in personnel.

  Investment and Other Income. Investment and other income increased to $1.4 million in the first six months of 1996 from $418,000 in the first six months of 1995 as a result of a $1.0 million gain on the sale of the Company's Oklahoma City gas gathering system.

  Interest Expense. Interest expense decreased 9% to $1.8 million in the second quarter of 1996 from $2.0 million in 1995, primarily due to a reduction in the Company's Series A and Series B senior notes outstanding between periods. During the first six months of 1996 the Company had an outstanding balance of $35.8 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.4%. This compares to the first six months of 1995 outstanding balance of $39.2 million of senior notes with a combination of adjustable and fixed interest rates which averaged 7.5%.

  Income Taxes. The Company recorded a $778,000 income tax provision on pre-tax income of $2.5 million in the first six months of 1996 compared to an income tax benefit of $524,000 on a pre-tax loss of $1.5 million in the first six months of 1995 (excluding the effect of the oil and gas property valuation adjustment of $8.5 million which is calculated on after-tax basis and has no effect on the income tax benefit).

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of June 30, 1996, the Company had working capital of $12.5 million as compared to $6.3 million at December 31, 1995. The increase in working capital was primarily due to net cash provided by operating activities and the sales of the Company's partial interest in the Canadian Hanlan Swan Hills Unit and the Oklahoma City gas gathering system, partially offset by capital expenditures. Net cash provided by operating activities was $11.5 million and $4.4 million for the six months ended June 30, 1996 and 1995, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $7.7 million and $5.3 million, respectively.

  The Company spent $6.4 million during the six months ended June 30, 1996 primarily related to exploration and development and the purchase of producing properties. For the same period in 1995, the Company spent $7.8 million primarily related to exploration and development.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At June 30, 1996, the nonrecourse long-term notes payable balance was $6.2 million, of which $2.1 million was classified as current.

  In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totalling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of June 30, 1996, the remaining principal balances for the Series A and B Notes were $5.8 million and $27.4 million, respectively, for a total of $33.2 million.

  Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three-or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  From time to time, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. To-date, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales.

  As a result of its hedging transactions, the Company reduced its oil and gas revenues by $762,000 during the first six months of 1996 while reducing oil and gas revenues by $39,000 during the first six months of 1995. As of June 30, 1996, the Company had deferred $163,000 of unrealized hedging losses related to oil sales.

  In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. The Company had no oil or natural gas futures contracts open as of August 12, 1996.

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. During the second quarter of 1996, $190,000 was recognized, leaving a balance of $1.9 million in "deferred revenue" on the consolidated balance sheet as of June 30, 1996.

  In August 1996, the Company's Board of Directors increased the Company's exploration and development capital budget by $3.0 million, or 33%. The currently approved capital budget of $24.0 million for 1996, now includes $12.0 million for exploration and development and $10.0 million for producing property acquisitions. However, actual levels of expenditures for planned exploration and development projects and producing property acquisitions may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others.

  The Company plans to finance its 1996 exploration and development expenditures with existing working capital and cash flow from operations while it may finance a portion of its 1996 producing property acquisitions with new borrowings. If the Company increases its exploration, development and acquisition activities in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

  Except for the historical information contained herein, the matters discussed in this management's discussion and analysis are forward-looking statements that involve risks and uncertainties, and actual results could differ materially from these expectations. Among the factors that could cause actual results to differ materially are the timing and success of the company's drilling activities, the volatility of the prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements, as well as other risks described from time to time in the company's periodic reports filed with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

     Not Applicable

Item 2 - Changes in Securities
- ------------------------------

     Not Applicable

Item 3 - Defaults upon Senior Securities
- ----------------------------------------

     Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders
- -----------------------------------------------------------

     (a) May 9, 1996 annual meeting of shareholders.

     (b) (1)  Election of Directors



                                         Number of Votes
                    ---------------------------------------------------
                                                       Abstentions and
   Nominee             For      Withheld Authority     Broker Non-Votes
 -----------        ---------   ---------------------  ----------------
G. Jay Erbe, Jr.    8,163,795          26,700                  --
John A. Hill        8,163,795          26,700                  --
Stephen M. Grath    8,163,795          26,700                  --

     (2) Ratification of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending December 31, 1996.


                 Number of Votes
- ---------------------------------------------------
                                   Abstentions and
        For               Against  Broker Non-Votes
- ------------------------  -------  ----------------
      8,187,895            2,600        --

Item 5 - Other Information
- --------------------------

     Not Applicable

Item 6 -
- ---------

     (a)  Exhibits
          --------

     3.1* Amended and Restated Articles of Incorporation of PetroCorp
          Incorporated. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 33-36972) initially filed with the Securities and Exchange Commission on August 26, 1993 (the "Registration Statement").

     3.2  Amended and Restated Bylaws of PetroCorp Incorporated.

     27   Financial Data Schedule
- -------------
*  Incorporated by reference.

     (b)  Reports on Form 8-K
          -------------------

          Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PETROCORP INCORPORATED
                                                    ----------------------
                                                    (Registrant)



Date:       August 13, 1996                         /s/ CRAIG K. TOWNSEND
- --------------------------                          -------------------------
                                                    Craig K. Townsend
                                                    Vice President - Finance,
                                                    Secretary and Treasurer
                                                    (On behalf of the Registrant
                                                    and as the Principal
                                                    Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.            EXHIBIT
- -----------            -------

 3.2 Amended and Restated Bylaws of PetroCorp Incorporated (as of August 1, 1996)

27                     Financial Data Schedule