Form 10-Q
period 1996-09-30
PETROCORP INC
filed 1996-11-14
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1996
                                              ------------------

                                       OR

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the Transition period ____________ to ____________

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


       Registrant's Telephone Number, Including Area Code: (281) 875-2500

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


                            Yes    X       No  _____
                                 -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 1996:


              Common Stock, $.01 per value                   8,584,519
              ----------------------------                   ---------
                  (Title of Class)                (Number of Shares Outstanding)

                             PETROCORP INCORPORATED



                                     INDEX
                                     -----

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
     Consolidated Balance Sheet at September 30, 1996 and December 31, 1995        1

     Consolidated Statement of Operations for the quarters and nine months
       ended September 30, 1996 and 1995                                           2

     Consolidated Statement of Cash Flows for the nine months ended
       September 30, 1996 and 1995                                                 3

     Notes to Consolidated Financial Statements                                    4


Item 2.  Management's Discussion and Analysis of Financial Condition and           6
           Results of Operations


PART II.  OTHER INFORMATION                                                       12


SIGNATURES                                                                        13



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                            PETROCORP INCORPORATED
                            ----------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                         (dollar amounts in thousands)

                                                                        September 30,           December 31,
                                                                            1996                   1995
                                                                        -------------           ------------
                                                                         (Unaudited)
                ASSETS
                ------
Current assets:
  Cash and cash equivalents                                             $    27,707             $   11,764
  Accounts receivable, net                                                    4,809                  7,632
  Other current assets                                                          285                  1,433
                                                                        -------------           ------------
    Total current assets                                                     32,801                 20,829
                                                                        -------------           ------------
Property, plant and equipment:
  Oil and gas properties, at cost, full cost method, net of
    accumulated depreciation, depletion and amortization                     74,924                 79,667
  Unproved properties not subject to depletion                                4,298                  4,406
  Plant and related facilities, net                                           4,755                  6,389
  Other, net                                                                  2,126                  3,128
                                                                        -------------           ------------
                                                                             86,103                 93,590
                                                                        -------------           ------------
Other assets, net                                                               305                    420
                                                                        -------------           ------------
    Total assets                                                        $   119,209             $  114,839
                                                                        =============           ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
  Accounts payable                                                      $     4,901             $    5,259
  Accrued liabilities                                                         7,244                  3,370
  Current portion of long-term debt                                           5,607                  5,856
                                                                        -------------           ------------
    Total current liabilities                                                17,752                 14,485
                                                                        -------------           ------------
Long-term debt                                                               32,358                 36,513
                                                                        -------------           ------------
Deferred revenue                                                              1,686                 -
                                                                        -------------           ------------
Deferred income taxes                                                         3,449                  2,320
                                                                        -------------           ------------
Commitments and contingencies (Note 4)
Shareholder's equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
    none issued                                                              -                      -
  Common stock, $0.01 par value, 25,000,000 shares authorized,
    8,616,216 shares issued and 8,584,519 shares outstanding                     86                     86
  Additional paid-in capital                                                 71,170                 71,170
  Retained deficit, since October 1, 1992                                    (3,639)                (6,043)
  Foreign currency translation adjustment                                    (3,336)                (3,375)
  Treasury stock, at cost (31,697 shares)                                      (317)                  (317)
                                                                        -------------           ------------
    Total shareholders' equity                                               63,964                 61,521
                                                                        -------------           ------------
    Total liabilities and shareholders' equity                          $   119,209             $  114,839
                                                                        =============           ============

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                                   For the three months               For the nine months
                                                    ended September 30,                ended September 30,
                                                --------------------------      ------------------------------------
                                                   1996            1995              1996                   1995
                                                ----------      ----------      -------------           ------------
REVENUES:
  Oil and gas                                   $   6,947       $   5,696       $     20,761            $    18,033
  Plant processing                                    360             473              1,286                  1,405
  Other                                                (1)            247                178                    795
                                                ----------      ----------      -------------           ------------
                                                    7,306           6,416             22,225                 20,233
                                                ----------      ----------      -------------           ------------
EXPENSES:
  Production costs                                  1,714           1,776              4,997                  5,576
  Depreciation, depletion and amortization          3,011           3,172              9,165                 10,004
  Oil and gas property valuation adjustment         -               -                  -                      8,500
  General and administrative                        1,013           1,343              3,470                  4,252
  Other operating expenses                             31              69                135                    203
                                                ----------      ----------      -------------           ------------
                                                    5,769           6,360             17,767                 28,535
                                                ----------      ----------      -------------           ------------
INCOME (LOSS) FROM OPERATIONS                       1,537              56              4,458                 (8,302)
                                                ----------      ----------      -------------           ------------
OTHER INCOME (EXPENSES):
  Investment and other income                         252             149              1,685                    567
  Interest expense                                   (795)           (982)            (2,595)                (2,953)
  Other expense                                       (10)            (57)               (17)                  (165)
                                                ----------      ----------      -------------           ------------
                                                     (553)           (890)              (927)                (2,551)
                                                ----------      ----------      -------------           ------------
INCOME (LOSS) BEFORE INCOME TAXES                     984            (834)             3,531                (10,853)
Income tax provision (benefit)                        349            (377)             1,127                   (901)
                                                ----------      ----------      -------------           ------------
NET INCOME (LOSS)                               $     635       $    (457)      $      2,404            $    (9,952)
                                                ==========      ==========      =============           ============
NET INCOME (LOSS) PER COMMON SHARE              $    0.07       $   (0.05)      $       0.28            $     (1.14)
                                                ==========      ==========      =============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES            8,698           8,698              8,698                  8,698
                                                ==========      ==========      =============           ============

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (amounts in thousands)
                                  (Unaudited)

                                                                              For the nine months
                                                                               ended September 30,
                                                                        -----------------------------------
                                                                             1996                  1995
                                                                        -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $     2,404             $    (9,952)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation, depletion and amortization                                  9,165                  10,004
    Oil and gas property valuation adjustment                                   -                     8,500
    Gain on sale of gas gathering system                                       (999)                    -
    Deferred income tax provision (benefit)                                   1,127                    (901)
                                                                        -----------              ----------
                                                                             11,697                   7,651
  Change in operating assets and liabilities:
    Accounts receivable                                                       2,823                   2,232
    Other current assets                                                      1,148                     284
    Accounts payable                                                           (358)                 (1,847)
    Accrued liabilities                                                       3,874                     983
  Other                                                                        (403)                    126
                                                                        -----------              ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            18,781                   9,429
                                                                        -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                                6,317                     111
  Proceeds from sale of interest in plant and related facilities              1,211                     -
  Proceeds from sale of other property, plant and equipment                   3,838                     -
  Additions to oil and gas properties                                        (9,339)                (10,940)
  Additions to plant and related facilities                                    (212)                   (369)
  Additions to other property, plant and equipment                             (240)                   (712)
  Additions to other assets                                                     -                        (9)
  Proceeds from sale of short-term investment                                   -                     6,682
                                                                        -----------              ----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   1,575                  (5,237)
                                                                        -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                   86                     472
  Repayment of long-term debt                                                (4,493)                 (1,436)
                                                                        -----------              ----------
        NET CASH USED IN FINANCING ACTIVITIES                                (4,407)                   (964)
                                                                        -----------              ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (6)                    260
                                                                        -----------              ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    15,943                   3,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             11,764                  10,127
                                                                        -----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    27,707              $   13,615
                                                                        ===========              ==========

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

   As a result of hedging transactions, oil and gas revenues were reduced by $918,000 during the first nine months of 1996 while oil and gas revenues were increased by $133,000 during the first nine months of 1995. As of September 30, 1996, the Company had no material deferred hedging gains or losses.

   In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. The Company had no oil or natural gas futures contracts open as of November 11, 1996.

NOTE 3 - DEFERRED REVENUE:

   In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through September 30, 1996, $403,000 has been recognized, leaving a balance of $1.7 million in "deferred revenue" on the consolidated balance sheet as of September 30, 1996.


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

   The following table reflects certain operating data for the periods presented:


                                          For the quarter         For the nine
                                               ended             months ended
                                           September 30,         September  30,
                                          ---------------  -------------------------
                                           1996     1995       1996         1995
                                          -------  ------  ------------  -----------
      PRODUCTION:
         United States:
            Oil (Mbbls)                       163     154           499          495
            Gas (MMcf)                      1,312   1,530         4,036        4,590
            Oil equivalents (MBOE)            382     409         1,172        1,260
         Canada:
            Oil (Mbbls)                       ---     ---           ---            1
            Gas (MMcf)                        684     867         2,299        2,421
            Oil equivalents (MBOE)            114     145           383          405
         Total:
            Oil (Mbbls)                       163     154           499          496
            Gas (MMcf)                      1,996   2,397         6,335        7,011
            Oil equivalents (MBOE)            496     554         1,555        1,665
      AVERAGE SALES PRICES (including
       the effects of hedging):
         United States:
            Oil (per Bbl)                  $20.21  $17.56        $18.60       $17.68
            Gas (Mcf)                        2.15    1.46          2.15         1.54
         Canada:
            Oil (per Bbl)                     ---     ---           ---        18.04
            Gas (per Mcf)                    1.22     .88          1.22          .90
         Weighted average:
            Oil (per Bbl)                   20.21   17.56         18.60        17.68
            Gas (per Mcf)                    1.83    1.25          1.81         1.32
      SELECTED DATA PER BOE:
         Average sales price               $14.01  $11.00        $13.35       $10.83
         Production costs                    3.46    3.21          3.21         3.35
         General and administrative
          expenses                           2.04    2.42          2.23         2.55
         Oil and gas depreciation,
          depletion and amortization         5.31    4.92          5.09         5.21


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 and Three Months Ended September 30, 1995

   Overview. The Company recorded $1.5 million in income from operations in the third quarter of 1996 compared to income from operations of $56,000 in the third
quarter of 1995.   The improvement between quarters is primarily the result of a
46% and a 15% increase in the Company's weighted average natural gas and oil prices, respectively, coupled with a 9% decrease in operating expenses. The Company recorded net income of $635,000, or $0.07 per share, during the third quarter of 1996 compared to a net loss of $457,000, or $0.05 per share, for the same period in 1995.

   Revenues. Total revenues increased 14% to $7.3 million in the third quarter of 1996 from $6.4 million in the third quarter of 1995. Oil production increased 6% to 163 Mbbls from 154 Mbbls. Natural gas production decreased 17% to 1,996 MMcf in the third quarter of 1996 from 2,397 MMcf in the third quarter of 1995, resulting in an overall production decrease of 10% to 496 MBOE from 554 MBOE. The decline in natural gas production is primarily the result of (1) the sale of a portion of the Company's reserves in the Canadian Hanlan Swan Hills Unit in May 1996, (2) also in Canada, the annual Hanlan-Robb gas processing plant turn-around occurred in the third quarter of 1996 while plant turn-around took place in the second quarter of 1995 and (3) the sale of certain U.S. producing reserves along with the sale of the Company's non-producing mineral fee interests in the fourth quarter of 1995. The Company's third quarter average U.S. natural gas price increased 47% to $2.15 per Mcf in 1996 from $1.46 per Mcf in 1995 while the Company's third quarter average Canadian natural gas price increased 39% to $1.22 from $0.88. As a result of hedging transactions, the Company's third quarter 1995 U.S. average natural gas price was increased by $0.03 per Mcf from the average price that would have otherwise been received. The Company's average oil price increased 15% to $20.21 per barrel for the third quarter of 1996 from $17.56 per barrel for the third quarter of 1995. As a result of hedging transactions, the Company's third quarter 1996 average oil price was reduced by $1.01 per barrel from the average price that would have otherwise been received while the third quarter of 1995 average price was increased by $0.82 per barrel. As a result of the increases in natural gas and oil prices, partially offset by the decline in production, oil and gas revenues increased 22% to $6.9 million for the third quarter of 1996 from $5.7 million for the third quarter of 1995. Plant processing revenues decreased to $360,000 from $473,000 primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb plant in May 1996. Other revenues were almost zero compared to $247,000 in the prior year quarter. Other revenues declined due to reduced gas gathering fees, resulting from the March 1996 sale of the Company's Oklahoma gas gathering system, and lower average sulfur prices, $6.54 per long-ton compared to $31.00 per long-ton.

   Production Costs. Production costs declined 3% to $1.7 million in the third quarter of 1996 compared to $1.8 million in the third quarter of 1995, while production costs per BOE increased 8% to $3.46 per BOE from $3.21 per BOE. Absent increased costs related to the annual Hanlan-Robb plant turn-around, production costs in absolute dollars would have declined further while production costs per BOE would have declined slightly.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 5% to $3.0 million in the third quarter of 1996 from $3.2 million in the third quarter of 1995, primarily as a result of the decrease in production partially offset by an increase in the oil and gas DD&A rate. On a BOE basis, the oil and gas DD&A rate increased 8% to $5.31 per BOE from $4.92 per BOE.

   General and Administrative Expenses. General and administrative expenses decreased 25% to $1.0 million in the third quarter of 1996 from $1.3 million in the third quarter of 1995 primarily due to a reduction in personnel.

   Interest Expense. Interest expense decreased 19% to $795,000 in the third quarter of 1996 from $982,000 in 1995, due to reductions in the Series A and B Senior Notes and the Nonrecourse Notes Payable. The average interest rates, a combination of adjustable and fixed rates, on the Series A and Series B Senior Notes averaged 7.4% and 7.3% for the third quarter of 1996 and 1995, respectively.

   Income Taxes. The Company recorded a $349,000 income tax provision on pre-tax income of $984,000 in the third quarter of 1996 compared to an income tax benefit of $377,000 on a pre-tax loss of $834,000 in the third quarter of 1995.

Comparison of Nine Months Ended September 30, 1996 and Nine Months Ended September 30, 1995

   Overview. The Company recorded $4.5 million in income from operations in the first nine months of 1996 compared to a loss from operations of $8.3 million in the first nine months of 1995. Excluding an $8.5 million oil and gas property valuation adjustment recorded in 1995, the improvement between periods is primarily the result of a 37% increase in the Company's weighted average natural
gas price coupled with a 11% decrease in operating expenses.   During the first
nine months of 1996, the Company recorded net income of $2.4 million, or $0.28 per share, which includes $629,000, or $0.07 per share, related to the after-tax gain on the sale of the gas gathering system in Oklahoma. During the first nine months of 1995 the Company recorded a net loss of $10.0 million, or $1.14 per share.

   Revenues. Total revenues increased 10% to $22.2 million in the first nine months of 1996 from $20.2 million in the first nine months of 1995. Oil production increased slightly to 499 Mbbls from 496 Mbbls. Natural gas production decreased 10% to 6,335 MMcf in the first nine months of 1996 from 7,011 MMcf in the first nine months of 1995, resulting in an overall production
decrease of 7% to 1,555 MBOE from 1,665 MBOE.   The decline in natural gas
production is primarily the result of (1) the sale of a portion of the Company's reserves in the Canadian Hanlan Swan Hills Unit in May 1996, (2) the sale of certain producing reserves along with the sale of the Company's non-producing mineral fee interests in the fourth quarter of 1995 and (3) normal production declines. The Company's first nine months of 1996 average U.S. natural gas price increased 40% to $2.15 per Mcf in 1996 from $1.54 per Mcf in 1995 while the Company's average Canadian natural gas price increased 36% to $1.22 from $0.90. As a result of hedging transactions, the U.S. average natural gas price the Company would have otherwise received during the first nine months of 1996 was reduced by $0.04 per Mcf. The Canadian natural gas price for the first nine months of 1995 was reduced by $0.02 per Mcf. The Company's average U.S. oil price increased 5% to $18.60 per barrel for the first nine months of 1996 from $17.68 per barrel for the first nine months of 1995. As a result of hedging transactions, the Company's average oil price for the first nine months of 1996 was reduced by $1.54 per barrel from the average price that would have otherwise been received while the third quarter of 1995 average price was increased by $0.82 per barrel. As a result of the increases in natural gas and oil prices, partially offset by a decline in production, oil and gas revenues increased 15% to $20.8 million for the first nine months of 1996 from $18.0 million for the first nine months of 1995. Plant processing revenues declined to $1.3 million from $1.4 million primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb plant in May 1996. Other revenues declined 78% to $178,000 from $795,000 due to reduced gas gathering fees, resulting from the March 1996 sale of the Company's Oklahoma gas gathering system, and lower average sulfur prices, $6.41 per long-ton compared to $31.00 per long-ton.

   Production Costs. Production costs declined 10% to $5.0 million in the first nine months of 1996 compared to $5.6 million in the first nine months of 1995, while production costs per BOE decreased 4% to $3.21 per BOE from $3.35 per BOE. The decrease in production costs in absolute dollars and on a BOE basis results from the Company's continued focus on reducing costs.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 8% to $9.2 million in the first nine months of 1996 from $10.0 million in the first nine months of 1995, primarily as a result of the decrease in production volumes coupled with a decrease in the oil and gas DD&A rate. On a BOE basis, the oil and gas DD&A rate decreased 2% to $5.09 per BOE from $5.21 per BOE.

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

   General and Administrative Expenses. General and administrative expenses decreased 18% to $3.5 million in the first nine months of 1996 from $4.3 million in the first nine months of 1995 primarily due to a reduction in personnel.

   Investment and Other Income. Investment and other income increased to $1.7 million in the first nine months of 1996 from $567,000 in the first nine months of 1995 as a result of a $1.0 million gain on the sale of the Company's Oklahoma City gas gathering system.

   Interest Expense. Interest expense decreased 12% to $2.6 million in the first nine months of 1996 from $3.0 million in 1995, due to reductions in the Series A and B Senior Notes and the Nonrecourse Notes Payable. The average interest rates, a combination of adjustable and fixed rates, on the Series A and Series B Senior Notes averaged 7.4% for the first nine months of 1996 and 1995.

   Income Taxes. The Company recorded a $1.1 million income tax provision on pre-tax income of $3.5 million in the first nine months of 1996 compared to an income tax benefit of $901,000 on a pre-tax loss of $2.4 million in the first nine months of 1995 (excluding the effect of the oil and gas property valuation adjustment of $8.5 million which is calculated on after-tax basis and has no effect on the income tax benefit).


LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of September 30, 1996, the Company had working capital of $15.0 million as compared to $6.3 million at December 31, 1995. The increase in working capital was primarily due to net cash provided by operating activities plus the sales of the Company's partial interest in the Canadian Hanlan Swan Hills Unit , certain non-strategic properties at auction and the Oklahoma City gas gathering system, partially offset by capital expenditures and reduction in long-term debt. Net cash provided by operating activities was $18.8 million and $9.4 million for the nine months ended September 30, 1996 and 1995, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $11.2 million and $7.7 million, respectively.

   The Company spent $9.3 million during the nine months ended September 30, 1996 primarily related to exploration and development and the purchase of producing properties. For the same period in 1995, the Company spent $10.9 million primarily related to exploration and development.

   The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At September 30, 1996, the nonrecourse long-term notes payable balance was $4.8 million, of which $907,000 was classified as current.

   In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of September 30, 1996, the remaining principal balances for the Series A and B Notes were $5.8 million and $27.4 million, respectively, for a total of $33.2 million ($4.7 million is classified as current).

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

   As a result of hedging transactions, oil and gas revenues were reduced by $918,000 during the first nine months of 1996 while oil and gas revenues were increased by $133,000 during the first nine months of 1995. As of September 30, 1996, the Company had no material deferred hedging gains or losses.

   In connection with its oil and gas hedging program, the Company may be exposed to the risk of financial loss in certain circumstances including instances where production is less than expected, the Company's customers fail to purchase or take delivery of the contracted sales quantities, or a sudden, unexpected event materially impacts product prices. The Company attempts to reduce these risks by limiting, at any point in time, its U.S. hedged oil and natural gas sales volumes to approximately 85% of total U.S. sales volumes and limiting its Canadian hedged natural gas sales volumes to approximately 65% of total Canadian natural gas sales volumes. The Company had no oil or natural gas futures contracts open as of November 11, 1996.

   In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through September 30, 1996, $403,000 has been recognized, leaving a balance of $1.7 million in "deferred revenue" on the consolidated balance sheet as of September 30, 1996.

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

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

         Not Applicable

Item 2 - Changes in Securities
------------------------------

         Not Applicable

Item 3 - Defaults upon Senior Securities
----------------------------------------

         Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

         Not Applicable

Item 5 - Other Information
--------------------------

         Not Applicable

Item 6 -
---------

         (a)  Exhibits
              --------

              3.1* Amended and Restated Articles of Incorporation of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 33-36972) initially filed with the Securities and Exchange Commission on August 26, 1993 (the "Registration Statement").

               3.2* Amended and Restated Bylaws of PetroCorp Incorporated.
                    Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1996.

               10.1 Amended and restated 1992 PetroCorp Stock Option Plan
                    (replaces incorrect copy previously filed).

               27   Financial Data Schedule
               ______________________________
               *  Incorporated by reference.

         (b)  Reports on Form 8-K
              -------------------

              Report dated July 26, 1996 relating to acquisition by a stockholder of 29.2% of the Company's outstanding common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PETROCORP INCORPORATED
                                        ----------------------
                                        (Registrant)



Date:     November 13, 1996               /s/ CRAIG K. TOWNSEND
     ------------------------           ------------------------
                                        Craig K. Townsend
                                        Vice President - Finance, Secretary
                                          and Treasurer
                                        (On behalf of the Registrant and as the
                                         Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT NO.         EXHIBIT
-----------         -------
 3.1*               Amended and Restated Articles of Incorporation of PetroCorp
                    Incorporated. Incorporated by reference to Exhibit 3.2 to
                    the Registration Statement on Form S-1 (Registration No. 33-
                    36972) initially filed with the Securities and Exchange
                    Commission on August 26, 1993 (the "Registration
                    Statement").

 3.2*               Amended and Restated Bylaws of PetroCorp Incorporated.
                    Incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarterly period ended June 30, 1996.

10.1                Amended and restated 1992 PetroCorp Stock Option Plan
                    (replaces incorrect copy previously filed).

 27                 Financial Data Schedule

 ______________________________
 *  Incorporated by reference.