Form 10-Q
period 1997-03-31
PETROCORP INC
filed 1997-05-13
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  _____    EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1997

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


                            Yes    X       No
                                 -----         -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 1997:


Common Stock, $.01 per value                               8,584,519
     (Title of Class)                           (Number of Shares Outstanding)

                             PETROCORP INCORPORATED



                                     INDEX



                                                               PAGE NO.
                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheet at March 31, 1997 and
      December 31, 1996                                           1

     Consolidated Statement of Operations for the three
      months ended March 31, 1997 and 1996                        2

     Consolidated Statement of Cash Flows for the three
      months ended March 31, 1997 and 1996                        3

     Notes to Consolidated Financial Statements                   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      6

PART II.  OTHER INFORMATION                                      11

SIGNATURES                                                       12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
             (dollar amounts in thousands, except per share data)





                                                        MARCH 31,   December 31,
                                                          1997          1996
                                                        --------      --------
                                                       (UNAUDITED)
                                    ASSETS

Current assets:
 Cash and cash equivalents                             $  15,915     $   8,859
 Accounts receivable, net                                  4,531         8,114
 Other current assets                                        402           312
                                                        --------      --------
  Total current assets                                    20,848        17,285
                                                        --------      --------
Property, plant and equipment:
 Proved oil and gas properties, at cost, full cost
  method, net of accumulated depreciation, depletion
  and amortization                                        93,161        93,161
 Unproved oil and gas properties, not subject to
  depletion                                                6,050         5,279
 Plant and related facilities, net                         4,415         4,585
 Other, net                                                2,072         2,257
                                                        --------      --------
                                                         105,698       105,282
                                                        --------      --------
Other assets, net                                            261           297
                                                        --------      --------
    Total assets                                        $126,807      $122,864
                                                        ========      ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $  8,751      $  6,007
 Accrued liabilities                                       3,785         3,569
 Current portion of long-term debt                         5,755         5,763
                                                        --------      --------
    Total current liabilities                             18,291        15,339
                                                        --------      --------
Long-term debt                                            33,245        33,462
                                                        --------      --------
Deferred revenue                                           1,181         1,395
                                                        --------      --------
Deferred income taxes                                      7,689         7,003
                                                        --------      --------
Commitments and contingencies (Note 5)
Shareholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued                                      -             -
 Common stock, $0.01 par value, 25,000,000 shares
  authorized, 8,616,216 shares issued and 8,584,519
  shares outstanding                                          86            86
 Additional paid-in capital                               71,170        71,170
 Retained earnings (accumulated deficit)                    (824)       (1,799)
 Foreign currency translation adjustment                  (3,714)       (3,475)
 Treasury stock, at cost (31,697 shares)                    (317)         (317)
                                                        --------      --------
    Total shareholders' equity                            66,401        65,665
                                                        --------      --------
    Total liabilities and shareholders' equity          $126,807      $122,864
                                                        ========      ========



        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                     1997        1996
                                                   -------      -------

REVENUES:
 Oil and gas                                       $ 8,975      $ 6,876
 Plant processing                                      364          467
 Other                                                  55          187
                                                   -------      -------
                                                     9,394        7,530
                                                   -------      -------

EXPENSES:
 Production costs                                    1,818        1,612
 Depreciation, depletion and amortization            3,847        3,093
 General and administrative                          1,298        1,247
 Other operating expenses                               74           66
                                                   -------      -------
                                                     7,037        6,018
                                                   -------      -------
INCOME FROM OPERATIONS                               2,357        1,512
                                                   -------      -------

OTHER INCOME (EXPENSES):
 Investment and other income                           156        1,175
 Interest expense                                     (794)        (908)
 Other expenses                                         (7)           -
                                                   -------      -------
                                                      (645)         267
                                                   -------      -------

INCOME BEFORE INCOME TAXES                           1,712        1,779
Income tax provision                                   737          530
                                                   -------      -------

NET INCOME                                         $   975      $ 1,249
                                                   =======      =======

NET INCOME PER COMMON SHARE                        $  0.11      $  0.14
                                                   =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             8,698        8,698
                                                   =======      =======



        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (Unaudited)



                                                          For the three months
                                                             ended March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $    975     $  1,249
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                  3,847        3,093
   Deferred income tax provision                               737          530
   Gain on sale of gas gathering system                          -         (999)
                                                          --------     --------
                                                             5,559        3,873

   Change in operating assets and liabilities:
    Accounts receivable                                      3,583          281
    Other current assets                                       (90)         581
    Accounts payable                                         2,744          524
    Accrued liabilities                                        216         (642)
   Other                                                      (214)           -
                                                          --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             11,798        4,617
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                        (4,481)      (2,426)
 Additions to plant and related facilities                     (67)          (8)
 Additions to other property, plant and equipment              (26)        (123)
 Additions to other assets                                      (6)           -
                                                          --------     --------
      NET CASH USED IN INVESTING ACTIVITIES                 (4,580)      (2,557)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                   46           47
 Repayment of long-term debt                                  (188)        (225)
                                                          --------     --------
      NET CASH USED IN FINANCING ACTIVITIES                   (142)        (178)
                                                          --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (20)          14
                                                          --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    7,056        1,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,859       11,764
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 15,915     $ 13,660
                                                          ========     ========



        The accompanying notes are an integral part of this statement.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

  The Company accounts for its oil and gas properties using the full cost accounting rules promulgated by the Securities and Exchange Commission (the SEC) whereby all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. No gains or losses are recognized upon the sale or other disposition of oil and gas properties, except in unusually significant transactions.

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

  Product prices continue to be volatile. Since December 31, 1996, U.S. and Canadian oil and gas prices have declined significantly. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. However, the full cost rules allow companies to include the impact of subsequent price increases, if any, in the ceiling test calculations. At March 31, 1997, using product prices in effect at that time, the Company had ceiling shortfalls of $1.7 million and $400,000, respectively, related to its U.S. and Canadian oil and gas properties. Because of subsequent increases in both oil and gas prices in the U.S. and Canada, the Company was not required to take a valuation adjustment against its oil and gas property balances. In the future, however, should product prices decline and depending on drilling results, the Company could potentially be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.

NOTE 3 - DEFERRED REVENUE:

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through March 31, 1997, $908,000 has been recognized, leaving a balance of $1.2 million in "deferred revenue" on the consolidated balance sheet as of March 31, 1997.


NOTE 4 - EARNINGS PER SHARE:

  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 31, 1997. If SFAS 128 had been in effect for the three-month periods ended March 31, 1997 and 1996, basic and diluted net income per common share would be unchanged compared to the previously reported amounts.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

  The following table reflects certain operating data for the periods presented:


                                                                 For the three
                                                                 months ended
                                                                   March 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     PRODUCTION:
         United States:
             Oil (Mbbls)                                            149     167
             Gas (MMcf)                                           1,116   1,326
             Oil equivalents (MBOE)                                 335     388
         Canada:
             Oil (Mbbls)                                             32       -
             Gas (MMcf)                                             994     857
             Oil equivalents (MBOE)                                 198     142
         Total:
             Oil (Mbbls)                                            181     167
             Gas (MMcf)                                           2,110   2,183
             Oil equivalents (MBOE)                                 533     531
     AVERAGE SALES PRICES (includes the effects of hedging):
         United States:
             Oil (per Bbl)                                       $22.00  $18.17
             Gas (per Mcf)                                         2.92    2.10
         Canada:
             Oil (per Bbl)                                        20.98       -
             Gas (per Mcf)                                         1.77    1.23
         Weighted average:
             Oil (per Bbl)                                        21.82   18.17
             Gas (per Mcf)                                         2.38    1.76
     SELECTED DATA PER BOE:
         Average sales price                                     $16.84  $12.95
         Production costs                                          3.41    3.04
         General and administrative expenses                       2.44    2.35
         Oil and gas depreciation, depletion and amortization      6.39    4.98

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

  Overview. Income from operations increased 56% to $2.4 million in the first quarter of 1997 compared to $1.5 million in the first quarter of 1996. During the same periods, net income increased 57% to $975,000, or $0.11 per share, from $620,000, or $.07 per share (excluding a $629,000, or $.07 per share, after-tax gain on the sale of a gas gathering system). These increases primarily reflect the impact of improved product prices.

  Revenues. Total revenues increased 25% to $9.4 million in the first quarter of 1997 compared to $7.5 million in the first quarter of 1996. Oil production increased 8% to 181 Mbbls from 167 Mbbls. Natural gas production decreased slightly by 3% to 2,110 MMcf in the first quarter of 1997 from 2,183 MMcf in the first quarter of 1996, resulting in overall production remaining level at 533 MBOE. The increase in oil volume is primarily the result of oil production related to the properties acquired in December 1996 when the Company purchased Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta (the Millarville Acquisition). The decrease in natural gas production is primarily the result of U.S. and Canadian property sales in the second and third quarters of 1996 and normal production declines in the Company's U.S. properties. However, partially offsetting the decrease in total gas volumes, the Company's share of gas production increased in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner in addition to increased gas production from the Millarville Acquisition.

  The Company's average U.S. natural gas price increased 39% to $2.92 per Mcf in the first quarter of 1997 from $2.10 per Mcf in the first quarter of 1996, while the average Canadian natural gas price increased 44% to $1.77 from $1.23. The Company's average oil price increased 20% to $21.82 per barrel in the first quarter of 1997 from $18.17 per barrel in the first quarter of 1996. As a result of hedging transactions, the Company's first quarter 1996 average oil and gas prices were reduced by $0.41 per barrel and $.08 per Mcf, respectively, from the average prices that would have otherwise been received. No hedging transactions were in place during the first quarter of 1997. As a result of the increases in product prices, oil and gas revenues increased 31% to $9.0 million in the first quarter of 1997 from $6.9 million in the first quarter of 1996. Plant processing revenues decreased 22% to $364,000 from $467,000 primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996. Other revenues declined 71% to $55,000 in the first quarter of 1997 from $187,000 in the first quarter of 1996 due to reduced gas gathering fees resulting from the March 1996 sale of the Company's Oklahoma gas gathering system.

  Production Costs. Production costs increased 13% to $1.8 million in the first quarter of 1997 compared to $1.6 million in the first quarter of 1996, while production costs per BOE increased 12% to $3.41 per BOE from $3.04 per BOE. In line with the Company's forecasts, these increases in absolute dollars and costs per BOE are primarily the result of production costs related to the Millarville Acquisition.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 24% to $3.8 million in the first quarter of 1997 from $3.1 million in the first quarter of 1996, primarily as a result of the increase in the oil and gas DD&A rate to $6.39 per BOE from $4.98 per BOE. The increase in the DD&A rate primarily reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 4% to $1.3 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996, primarily due to a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 87% to $156,000 in the first quarter of 1997 from $1.2 million in the first quarter of 1996 because a $1.0 million gain on the sale of the Company's Oklahoma gas gathering system was included in investment and other income in the first quarter of 1996.

  Interest Expense. Interest expense decreased 13% to $794,000 in the first quarter of 1997 from $908,000 in the first quarter of 1996, due to reductions in outstanding debt.

  Income Taxes. The Company recorded a $737,000 income tax provision on pre-tax income of $1.7 million with an effective tax rate of 43% in the first quarter of 1997 compared to an income tax provision of $530,000 on pre-tax income of $1.8 million with an effective tax rate of 30% in the first quarter of 1996. The increase in the effective tax rate reflects the impact of higher non-deductible Canadian crown royalties resulting from higher gas prices in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of March 31, 1997, the Company had working capital of $2.6 million as compared to $1.9 million at December 31, 1996. The increase in working capital was primarily the result of net cash provided by operating activities before changes in operating assets and liabilities exceeding capital expenditures for the period. Net cash provided by operating activities was $11.8 million and $4.6 million for the first quarters of 1997 and 1996, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $5.6 million and $3.9 million, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $4.6 million and $2.6 million in the first quarters of 1997 and 1996, respectively, and were primarily related to exploration and development.

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through March 31, 1997, $908,000 has been recognized, leaving a balance of $1.2 million in "deferred revenue" on the consolidated balance sheet as of March 31, 1997.

  In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of March 31, 1997, the remaining principal balances for the Series A and B Notes were $4.6 million and $26.3 million, respectively, for a total of $30.9 million of which $5.0 million was classified as current.

  Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing arrangement with the Royal Bank of Canada
(RBC) whereby the Company borrowed $3.6 million to partially fund the Millarville Acquisition. The arrangement allows the Company to forego principal payments during the first year. Additionally, the Company may elect to pay interest only (Interest Only Period) in subsequent years if the Company's Canadian subsidiary meets certain borrowing base tests. Otherwise, the loan becomes payable over a three-year period as follows: $1,575,000 in the first year, $1,200,000 in the second year and $873,000 in the third year (the Term Period). The borrowings may be funded by RBC Prime loans or Bankers' Acceptances (BA) loans. During the Interest Only Period, the Company pays interest at the RBC prime rate plus 1/2% on Prime loans and pays the BA rate plus 1/2% and an acceptance fee on BA loans. During the Term Period, the Company pays interest at the RBC prime rate plus 3/4% on Prime loans and pays the BA rate plus 3/4% and an acceptance fee on BA loans. The Company initially funded the debt with a Prime loan but rolled-over the debt into a twelve-month BA loan on January 9, 1997 with an effective interest rate of 5.8%.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At March 31, 1997, the nonrecourse long-term notes payable balance was $4.5 million, of which $755,000 was classified as current.

  Product prices continue to be volatile. Since December 31, 1996, U.S. and Canadian oil and gas prices have declined significantly. Under rules promulgated by the Securities and Exchange Commission (the SEC), companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations using product prices in effect at that time (see Note 2 to the Consolidated Financial Statements -- Property, Plant and Equipment). However, the SEC rules allow companies to include the impact of subsequent price increases, if any, in the ceiling test calculations. At March 31, 1997, using product prices in effect at that time, the Company had ceiling shortfalls of $1.7 million and $400,000, respectively, related to its U.S. and Canadian oil and gas properties. Because of subsequent increases in both oil and gas prices in the U.S. and Canada, the Company was not required to take a valuation adjustment against its oil and gas property balances. In the future, however, should product prices decline and depending on drilling results, the Company could potentially be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.

  From time to time, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. To date, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales. The Company had no open hedging positions as of March 31, 1997.

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

  The Company plans to finance its 1997 exploration and development expenditures with its cash flow from operations while it plans to finance its 1997 producing property acquisitions with new borrowings. If the Company increases its exploration, development and acquisition activities in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

  The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Among the factors that could cause actual results to differ materially are the timing and success of the company's drilling activities, the volatility of the prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements, as well as other risks described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

     Not Applicable

Item 2 - Changes in Securities

     Not Applicable

Item 3 - Defaults upon Senior Securities

     Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

     Not Applicable

Item 5 - Other Information

     Not Applicable

Item 6 -

     (a)  Exhibits

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

          27   Financial Data Schedule
          ______________________________
          *  Incorporated by reference.

     (b)  Reports on Form 8-K

          Report on Form 8-K dated December 23, 1996 relating to the Millarville acquisition.

          Report on Form 8-K/A dated December 23, 1996 relating to the filing of financial statements relating to the Millarville Acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PETROCORP INCORPORATED
                                                    (Registrant)



Date:  March 13, 1997                              /s/   CRAIG K.TOWNSEND
                                                   --------------------------
                                                   Craig K. Townsend
                                                   Vice President - Finance,
                                                   Secretary and Treasurer
                                                   (On behalf of the
                                                   Registrant and as the
                                                   Principal Financial Officer)