Form 10-Q
period 1997-06-30
PETROCORP INC
filed 1997-08-14
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----     EXCHANGE ACT OF 1934


                 For the Quarterly period ended June 30, 1997
                                                -------------

                                      OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ____     SECURITIES EXCHANGE ACT OF 1934


              For the Transition period __________ to __________


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


                               Yes    X       No
                                     ---          ---


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 1997:


    Common Stock, $.01 per value                    8,586,519
    ----------------------------                    ---------
        (Title of Class)                (Number of Shares Outstanding)

                                     INDEX
                                     -----






                                                                                          PAGE NO.
                                                                                         ------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheet at June 30, 1997 and December 31, 1996                        1

     Consolidated Statement of Operations for the quarters and the six months                 2
      ended June 30, 1997 and 1996

     Consolidated Statement of Cash Flows for the six months ended June 30, 1997              3
      and 1996

     Notes to Consolidated Financial Statements                                               4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations                                                                       6


Item 3.  Quantitative and Qualitative Disclosure about Market Risk                           12


PART II.  OTHER INFORMATION                                                                  13


SIGNATURES                                                                                   15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                            PETROCORP INCORPORATED
                            ----------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
             (dollar amounts in thousands, except per share data)

                                                                              JUNE 30,    December 31,
                                                                                1997          1996
                                                                            -----------   ------------
                             ASSETS                                         (UNAUDITED)
                             ------

Current assets:
 Cash and cash equivalents                                                  $   18,622    $     8,859
 Accounts receivable, net                                                        5,035          8,114
 Other current assets                                                              352            312
                                                                            ----------    -----------
   Total current assets                                                         24,009         17,285
                                                                            ----------    -----------
Property, plant and equipment:
 Proved oil and gas properties, at cost, full cost method, net
   of accumulated depreciation, depletion and amortization                      92,374         93,161
 Unproved oil and gas properties, not subject to depletion                       7,412          5,279
 Plant and related facilities, net                                               4,268          4,585
 Other, net                                                                      1,939          2,257
                                                                            ----------    -----------
                                                                               105,993        105,282
                                                                            ----------    -----------
Other assets, net                                                                1,489            297
                                                                            ----------    -----------
   Total assets                                                             $  131,491    $   122,864
                                                                            ==========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
 Accounts payable                                                           $    3,977    $     6,007
 Accrued liabilities                                                             3,031          3,569
 Current portion of long-term debt                                               6,057          5,763
                                                                            ----------    -----------
    Total current liabilities                                                   13,065         15,339
                                                                            ----------    -----------
Long-term debt                                                                  43,491         33,462
                                                                            ----------    -----------
Deferred revenue                                                                 1,008          1,395
                                                                            ----------    -----------
Deferred income taxes                                                            7,204          7,003
                                                                            ----------    -----------
Commitments and contingencies (Note  6)
Shareholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized,
  none issued                                                                        -              -
 Common stock, $0.01 par value, 25,000,000 shares authorized,
  8,616,216 shares issued (8,586,519 shares and 8,584,519 shares
  outstanding at June 30, 1997 and December 31, 1996, respectively)                 86             86
 Additional paid-in capital                                                     71,168         71,170
 Retained earnings (accumulated deficit)                                          (580)        (1,799)
 Foreign currency translation adjustment                                        (3,654)        (3,475)
 Treasury stock, at cost  (29,697 shares at June 30, 1997 and
  31,697 shares at December 31, 1996)                                             (297)          (317)
                                                                            ----------    -----------
    Total shareholders' equity                                                  66,723         65,665
                                                                            ----------    -----------
    Total liabilities and shareholders' equity                              $  131,491    $   122,864
                                                                            ==========    ===========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                 (amounts in thousands, except per share data)
                                  (Unaudited)



                                             For the three months                 For the six months
                                                 ended June 30,                      ended June 30,
                                           ----------------------------        --------------------------
                                              1997             1996               1997         1996
                                           ---------        -----------        ----------    ------------

REVENUES:
    Oil and gas                            $      7,166     $     6,938        $   16,141    $     13,814
    Plant processing                                357             459               721             926
    Other                                            63              (8)              118             179
                                           ------------     -----------        ----------    ------------
                                                  7,586           7,389            16,980          14,919
                                           ------------     -----------        ----------    ------------
EXPENSES:

    Production costs                              1,753           1,671             3,571           3,283
    Depreciation, depletion and
      amortization                                4,070           3,061             7,917           6,154
    General and  administrative                   1,351           1,210             2,649           2,457
    Other operating expenses                         11              38                85             104
                                           ------------     -----------        ----------    ------------
                                                  7,185           5,980            14,222          11,998
                                           ------------     -----------        ----------    ------------
INCOME FROM OPERATIONS                              401           1,409             2,758           2,921
                                           ------------     -----------        ----------    ------------
OTHER INCOME (EXPENSES):

    Investment and other income                     132             258               288           1,433
    Interest expense                               (796)           (892)           (1,590)         (1,800)
    Other expenses                                    5              (7)               (2)             (7)
                                           ------------     -----------        ----------    ------------
                                                   (659)           (641)           (1,304)           (374)
                                           ------------     -----------        ----------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                  (258)            768             1,454           2,547
Income tax provision (benefit)                     (502)            248               235             778
                                           ------------     -----------        ----------    ------------
NET INCOME                                 $        244     $       520        $    1,219    $      1,769
                                           ============     ===========        ==========    ============
NET INCOME PER COMMON SHARE                $       0.03     $      0.06        $     0.14    $       0.20
                                           ============     ===========        ==========    ============
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES                             8,699           8,698             8,699           8,698
                                           ============     ===========        ==========    ============

   The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                            (amounts in thousands)
                                   (Unaudited)

                                                                   For the six months
                                                                      ended June 30,
                                                                ----------------------------
                                                                     1997           1996
                                                                ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $     1,219      $    1,769
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                            7,917           6,154
   Deferred income tax provision                                         235             778
   Gain on sale of gas gathering system                                    -            (999)
                                                                 -----------      ----------
                                                                       9,371           7,702
   Change in operating assets and liabilities:
    Accounts receivable                                                3,079           2,365
    Other current assets                                                 (40)          1,076
    Accounts payable                                                  (2,030)          1,767
    Accrued liabilities                                                 (538)         (1,241)
   Other                                                                (369)           (190)
                                                                 -----------      ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          9,473          11,479
                                                                 -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                                  (8,598)         (6,018)
 Additions to plant and related facilities                              (100)           (184)
 Additions to other property, plant and equipment                       (107)           (159)
 Additions to other assets                                            (1,275)              -
 Proceeds from sale of oil and gas properties                              -           3,950
 Proceeds from sale of interest in plant and related facilities            -           1,211
 Proceeds from sale of other property, plant and equipment                 -           3,838
                                                                 -----------      ----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (10,080)          2,638
                                                                 -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                         13,112              55
 Repayment of long-term debt                                          (2,728)         (3,053)
                                                                 -----------      -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               10,384          (2,998)
                                                                 -----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (14)             15
                                                                 -----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              9,763          11,134
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       8,859          11,764
                                                                 -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    18,622      $   22,898
                                                                 ===========      ==========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------
                                  (Unaudited)



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


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT:

  The Company accounts for its oil and gas properties using the full cost accounting rules promulgated by the Securities and Exchange Commission whereby all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. No gains or losses are recognized upon the sale or other disposition of oil and gas properties, except in unusually significant transactions.

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

  Product prices continue to be volatile. Since December 31, 1996, U.S. and Canadian oil and gas prices have declined significantly. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. In the future, should product prices decline further and depending on drilling results, the Company could potentially be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.


NOTE 3 - LONG-TERM DEBT:

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to primarily fund a July 1, 1997 acquisition of producing oil and gas properties with an adjusted purchase price of $9.1 million and to replace amortizing principal payments under the Series A and B Notes of the Company. Such debt has been classified as "long-term" on the accompanying consolidated balance sheet as of June 30, 1997. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company initially funded the $13.0 million advance with a Prime loan but rolled-over the debt into a six-month Eurodollar loan on July 7, 1997 with an interest rate of 6.8%.


NOTE 4 - DEFERRED REVENUE:

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through June 30, 1997, $1.1 million has been recognized, leaving a balance of $1.0 million in "deferred revenue" on the consolidated balance sheet as of June 30, 1997.


NOTE 5 - PENDING ACCOUNTING CHANGES:

  In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
128), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 31, 1997. If SFAS 128 had been in effect for the three-month and six-month periods ended June 30, 1997 and 1996, basic and diluted net income per common share would be unchanged compared to the previously reported amounts.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). This statement requires disclosure of changes in equity from non-owner sources in a primary financial statement and the accumulated balance of such items as a separate caption within the shareholders' equity section of the balance sheet. SFAS 130 is effective for periods beginning after December 15, 1997. This pronouncement will impact the disclosure of the Company's foreign currency translation adjustment reported on the accompanying consolidated balance sheet.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:


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

  The following table reflects certain operating data for the periods presented:






                                                              For the quarter       For the six months
                                                               ended June 30,         ended June 30,
                                                              ----------------      ----------------
                                                                1997       1996       1997     1996
                                                              --------   --------   --------  -------
PRODUCTION:
     United States:
            Oil (Mbbls).....................................       142        169        291      336
            Gas (MMcf)......................................     1,056      1,398      2,172    2,724
            Oil equivalents (MBOE)..........................       318        402        653      790
     Canada:
            Oil (Mbbls).....................................        38        ---         70      ---
            Gas (MMcf)......................................     1,343        758      2,337    1,615
            Oil equivalents (MBOE)..........................       262        126        460      269
     Total:
            Oil (Mbbls).....................................       180        169        361      336
            Gas (MMcf)......................................     2,399      2,156      4,509    4,339
            Oil equivalents (MBOE)..........................       580        528      1,113    1,059
AVERAGE SALES PRICES (including the effects of hedging):
     United States:
            Oil (per Bbl)...................................    $18.86     $17.47     $20.47   $17.82
            Gas (per Mcf)...................................      2.08       2.19       2.51     2.15
     Canada:
            Oil (per Bbl)...................................     18.47        ---      19.62      ---
            Gas (per Mcf)...................................      1.18       1.21       1.43     1.22
     Weighted average:
            Oil (per Bbl)...................................     18.78      17.47      20.31    17.82
            Gas (per Mcf)...................................      1.58       1.85       1.95     1.80
SELECTED DATA PER BOE:
         Average sales price................................    $12.36     $13.14     $14.50   $13.04
         Production costs...................................      3.02       3.16       3.21     3.10
         General and administrative expenses................      2.33       2.29       2.38     2.32
         Oil and gas depreciation, depletion and
          amortization......................................      6.25       5.00       6.32     4.99


RESULTS OF OPERATIONS


Comparison of Second Quarter 1997 and Second Quarter 1996

  Overview. Cash flow before changes in operating assets and liabilities remained level at $3.8 million between quarters. Net income decreased 53% to $244,000, or $0.03 per share, in the second quarter of 1997 compared to $520,000, or $.06 per share, recorded in the second quarter of 1996. Second quarter 1997 net income was significantly impacted by increased DD&A as a result of the year-end 1996 reduction in proved reserves at the Company's Texas waterflood project. Assuming the reduction in reserves occurred at the beginning of 1996 rather than at the end, second quarter 1997 net income would have increased 30% from $188,000, or $0.02 per share, that would have been reported in the second quarter of 1996.

  Revenues. Total revenues increased 3% to $7.6 million in the second quarter of 1997 compared to $7.4 million in the second quarter of 1996. Oil production increased 7% to 180 Mbbls from 169 Mbbls. Natural gas production increased 11% to 2,399 MMcf in the second quarter of 1997 from 2,156 MMcf in the second quarter of 1996, resulting in overall production increasing 10% to 580 MBOE from 528 MBOE. The increase in oil volume is primarily the result of oil production related to the properties acquired in December 1996 when the Company purchased Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta (the Millarville Acquisition). The increase in natural gas production is primarily the result of an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner in addition to increased gas production from the Millarville Acquisition.

  The Company's average U.S. natural gas price decreased 5% to $2.08 per Mcf in the second quarter of 1997 from $2.19 per Mcf in the second quarter of 1996, while the average Canadian natural gas price decreased 2% to $1.18 from $1.21. The Company's composite average oil price increased 8% to $18.78 per barrel in the second quarter of 1997 from $17.47 per barrel in the second quarter of 1996. As a result of hedging transactions, the Company's second quarter 1996 average oil price was reduced by $3.18 per barrel from the average price that would have otherwise been received. No hedging transactions were in place during the second quarter of 1997. Primarily as a result of the increase in production, oil and gas revenues increased 3% to $7.2 million in the second quarter of 1997 from $6.9 million in the second quarter of 1996. Plant processing revenues decreased 22% to $357,000 from $459,000 primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996.

  Production Costs. Production costs increased 5% to $1.8 million in the second quarter of 1997 compared to $1.7 million in the second quarter of 1996, while production costs per BOE decreased 4% to $3.02 per BOE from $3.16 per BOE.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 33% to $4.1 million in the second quarter of 1997 from $3.1 million in the second quarter of 1996, primarily as a result of the increase in the oil and gas DD&A rate to $6.25 per BOE from $5.00 per BOE. The increase in the DD&A rate primarily reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 12% to $1.35 million in the second quarter of 1997 from $1.2 million in the second quarter of 1996. This increase is largely due to an increase in contract and temporary personnel associated with the Millarville Acquisition and other ongoing projects coupled with a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 49% to $132,000 in the second quarter of 1997 from $258,000 in the second quarter of 1996 as more cash was available for investing during the second quarter of 1996.

  Interest Expense. Interest expense decreased 11% to $796,000 in the second quarter of 1997 from $892,000 in the second quarter of 1996, due to a reduction in average outstanding debt between periods.

  Income Taxes. The Company recorded a $502,000 income tax benefit on a pre-tax loss of $258,000 in the second quarter of 1997 compared to an income tax provision of $248,000 on pre-tax income of $768,000 in the second quarter of 1996 with an effective tax rate of 32%. During the second quarter of 1997 the Company recorded an income tax benefit on its U.S. operations with an effective tax rate of 37% which was partially offset by an income tax provision on its Canadian operations with a disproportionately lower effective tax rate of 23%. Additionally, a downward adjustment to the Canadian tax provision was recorded in the second quarter of 1997. As a result, the second quarter 1997 income tax benefit was 194% of the pre-tax loss.


Comparison of Six Months Ended June 30, 1997 and Six Months Ended June 30, 1996

  Overview. As a result of increases in product prices and production, cash flow before changes in operating assets and liabilities increased 22% to $9.4 million in the first six months of 1997 compared to $7.7 million in the first six months of 1996. Net income increased 7% to $1.2 million, or $0.14 per share, compared to $1.1 million, or $0.13 per share (excluding a $629,000, or $.07 per share, after-tax gain on the sale of a gas gathering system) for the corresponding periods. First half 1997 net income was significantly impacted by increased DD&A as a result of the year-end 1996 reduction in proved reserves at the Company's Texas waterflood project. Assuming the reduction in reserves occurred at the beginning of 1996 rather than at the end and excluding the gain on the 1996 sale of the gas gathering system, first half 1997 net income would have increased 174% from $445,000, or $0.05 per share, that would have been reported in the first half of 1996.

  Revenues. Total revenues increased 14% to $17.0 million in the first six months of 1997 compared to $14.9 million in the first six months of 1996. Oil production increased 7% to 361 Mbbls from 336 Mbbls. Natural gas production increased 4% to 4,509 MMcf in the first six months of 1997 from 4,339 MMcf in the first six months of 1996, resulting in overall production increasing 5% to 1,113 MBOE from 1,059 MBOE. The increase in oil volume is primarily the result of oil production related to the properties acquired in the December 1996 Millarville Acquisition. The increase in natural gas production is primarily the result of an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner in addition to increased gas production from the Millarville Acquisition.

  The Company's average U.S. natural gas price increased 17% to $2.51 per Mcf in the first six months 1997 from $2.15 per Mcf in the first six months of 1996, while the average Canadian natural gas price increased 17% to $1.43 from $1.22. The Company's composite average oil price increased 14% to $20.31 per barrel in the first six months of 1997 from $17.82 per barrel in the first six months of 1996. As a result of hedging transactions, the Company's first six months of 1996 average oil and gas prices were reduced by $1.80 per barrel and $.04 per Mcf, respectively, from the average prices that would have otherwise been received. No hedging transactions were in place during the first six months of 1997. As a result of the increases in product prices and production volumes, oil and gas revenues increased 17% to $16.1 million in the first six months of 1997 from $13.8 million in the first six months of 1996. Plant processing revenues decreased 22% to $721,000 from $926,000 primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996.

  Production Costs. Production costs increased 9% to $3.6 million in the first six months of 1997 compared to $3.3 million in the first six months of 1996, while production costs per BOE increased 4% to $3.21 per BOE from $3.10 per BOE. In line with the Company's forecasts, these increases in absolute dollars and costs per BOE are primarily the result of production costs related to the Millarville Acquisition and initiation of waterflood operations in the Southwest Oklahoma City field.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 29% to $7.9 million in the first six months of 1997 from $6.2 million in the first six months of 1996, primarily as a result of the increase in the oil and gas DD&A rate to $6.32 per BOE from $4.99 per BOE. The increase in the DD&A rate primarily reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 8% to $2.6 million in the first six months of 1997 from $2.5 million in the first six months of 1996, primarily due to a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 80% to $288,000 in the first six months of 1997 from $1.4 million in the first six months of 1996 as a result of a $1.0 million pre-tax gain on the sale of the Company's Oklahoma gas gathering system included in investment and other income in the first quarter of 1996.

  Interest Expense. Interest expense decreased 12% to $1.6 million in the first six months of 1997 from $1.8 million in the first six months of 1996, due to a reduction in average outstanding debt.

  Income Taxes. The Company recorded a $235,000 income tax provision on pre-tax income of $1.5 million with an effective tax rate of 16% in the first six months of 1997 compared to an income tax provision of $778,000 on pre-tax income of $2.5 million with an effective tax rate of 31% in the first six months of 1996. During the first six months of 1997 the Company recorded an income tax benefit on its U.S. operations with an effective tax rate of 35% which was more than offset by an income tax provision on its Canadian operations, but with a disproportionately lower effective tax rate of 23%. Accordingly, the result was an unusually low consolidated effective tax rate of 16%.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of June 30, 1997, the Company had working capital of $10.9 million as compared to $1.9 million at December 31, 1996. The increase in working capital was primarily the result of net cash provided by operating activities before changes in operating assets and liabilities plus proceeds from new bank borrowings in excess of capital expenditures for the period. Net cash provided by operating activities was $9.5 million and $11.5 million for the first six months of 1997 and 1996, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $9.4 million and $7.7 million, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $10.1 million and $6.4 million in the first six months of 1997 and 1996, respectively, and were primarily related to exploration and development. However, $1.1 million in 1997 was a deposit recorded in "other assets" on the accompanying consolidated balance sheet at June 30, 1997 related to producing oil and gas properties acquired on July 1, 1997 while $2.3 million in 1996 was related to producing property acquisitions.

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through June 30, 1997, $1.1 million has been recognized, leaving a balance of $1.0 million in "deferred revenue" on the consolidated balance sheet as of June 30, 1997.

  On July 1, 1997, the Company acquired producing oil and gas properties in Louisiana and Alabama for an adjusted purchase price of $9.1 million (the Gulf Coast Acquisition).

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to primarily fund the Gulf Coast Acquisition and to replace amortizing principal payments under the Series A and B Notes of the Company. Such debt has been classified as "long-term" on the accompanying consolidated balance sheet as of June 30, 1997. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company initially funded the $13.0 million advance with a Prime loan but rolled-over the debt into a six-month Eurodollar loan on July 7, 1997 with an interest rate of 6.8%.

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

  In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of June 30, 1997, the remaining principal balances for the Series A and B Notes were $3.4 million and $25.1 million, respectively, for a total of $28.5 million of which $5.3 million was classified as current.

  Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At June 30, 1997, the nonrecourse long-term notes payable balance was $4.4 million, of which $757,000 was classified as current.

  Product prices continue to be volatile. Since December 31, 1996, U.S. and Canadian oil and gas prices have declined significantly. Under rules promulgated by the Securities and Exchange Commission (the SEC), companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations using product prices in effect at that time (see Note 2 to the Consolidated Financial Statements -- Property, Plant and Equipment). In the future, should product prices decline further and depending on drilling results, the Company could potentially be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.

  From time to time, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. To date, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales. The Company had no open hedging positions as of June 30, 1997, and has not hedged any of its production since October 1996.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable

PART II.  OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------

     Not Applicable


Item 2 - Changes in Securities
------------------------------

     Not Applicable


Item 3 - Defaults upon Senior Securities
----------------------------------------

     Not Applicable


Item 4 -  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------


     (a) May 16, 1997 annual meeting of shareholders.

     (b)    (1)  Election of Directors




                                                            Number of Votes
                               --------------------------------------------------------------------------
                                                                                      Abstentions and
         Nominee                      For                Withheld Authority          Broker Non-Votes
-------------------------  -------------------------  -------------------------  ------------------------
Lealon L. Sargent                  7,986,784                     --                          --

G. Jay Erbe, Jr.                   7,986,584                    200                          --


          (2)  Adoption of the 1997 Non-Employee Director Stock Option Plan

                                                            Number of Votes
                               --------------------------------------------------------------------------
                                                                          Abstentions and
              For                            Against                     Broker Non-Votes
-------------------------------  -------------------------------  ----------------------------------------

           7,976,380                        10,404                              ---


          (3)  Ratification of the Reappointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1997.

                                                            Number of Votes
                               ----------------------------------------------------------------------------
                                                                          Abstentions and
              For                            Against                     Broker Non-Votes
-------------------------------  -------------------------------  -----------------------------------------

            7,986,784                          --                                 ---


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

          10.1* Agreement for Purchase and Sale dated June 5, 1997 between PetroCorp Incorporated and Great River Oil and Gas Corporation. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated July 1, 1997.

          10.2* First Amendment to Agreement for Purchase and Sale dated June 30, 1997 between PetroCorp Incorporated and Great River Oil and Gas Corporation. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated July 1, 1997.

          10.3* Credit Agreement dated as of June 26, 1997 among PetroCorp Incorporated, PCC Energy Limited, PCC Energy Corp, and Toronto-Dominion (Texas), Inc. and Toronto-Dominion Bank. Incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated July 1, 1997.

          10.4* 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 16, 1997.

          27     Financial Data Schedule
          ______________________________
          *  Incorporated by reference.



     (b)  Reports on Form 8-K
          -------------------

          Report on Form 8-K dated July 1, 1997 relating to the acquisition of oil and gas properties in Louisiana and Alabama.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PETROCORP INCORPORATED
                                             ----------------------
                                             (Registrant)



Date:         August 12, 1997                /s/    CRAIG K. TOWNSEND
       ---------------------------           ----------------------------
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