Form 10-Q
period 1997-09-30
PETROCORP INC
filed 1997-11-12
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934


               For the Quarterly period ended September 30, 1997


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


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 1997:


            Common Stock, $.01 per value                    8,586,519
            ----------------------------                    ---------
                 (Title of Class)                 (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                     INDEX
                                     -----



                                                                       PAGE NO.
                                                                       ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
     Consolidated Balance Sheet at September 30, 1997 and December         1
      31, 1996
     Consolidated Statement of Operations for the three and nine           2
      months ended September 30, 1997 and 1996
     Consolidated Statement of Cash Flows for the nine months ended        3
      September 30, 1997 and 1996
     Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        12

PART II. OTHER INFORMATION                                                13

SIGNATURES                                                                14



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
             (dollar amounts in thousands, except per share data)

                                                                   SEPTEMBER 30,           December 31,
                                                                      1997                    1996
                                                                   -------------           ------------
                     ASSETS                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $ 10,892                 $  8,859
  Accounts receivable, net                                              5,420                    8,114
  Other current assets                                                    383                      312
                                                                     --------                 --------
    Total current assets                                               16,695                   17,285
                                                                     --------                 --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method, net
   of accumulated depreciation, depletion and amortization            101,299                   93,161
  Unproved oil and gas properties, not subject to depletion             8,023                    5,279
  Plant and related facilities, net                                     4,175                    4,585
  Other, net                                                            1,835                    2,257
                                                                     --------                 --------
                                                                      115,332                  105,282
                                                                     --------                 --------
Other assets, net                                                         361                      297
                                                                     --------                 --------
    Total assets                                                     $132,388                 $122,864
                                                                     ========                 ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $  4,813                 $  6,007
  Accrued liabilities                                                   3,050                    3,569
  Current portion of long-term debt                                     6,057                    5,763
                                                                     --------                 --------
    Total current liabilities                                          13,920                   15,339
                                                                     --------                 --------
Long-term debt                                                         43,331                   33,462
                                                                     --------                 --------
Deferred revenue                                                          843                    1,395
                                                                     --------                 --------
Deferred income taxes                                                   7,343                    7,003
                                                                     --------                 --------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued                                                 --                       --
  Common stock, $0.01 par value, 25,000,000 shares
   authorized, 8,616,216 shares issued (8,586,519 shares
   and 8,584,519 shares outstanding at September 30, 1997
   and December 31, 1996, respectively)                                    86                       86
  Additional paid-in capital                                           71,168                   71,170
  Retained earnings (accumulated deficit)                                (353)                  (1,799)
  Foreign currency translation adjustment                              (3,653)                  (3,475)
  Treasury stock, at cost (29,697 shares at September 30, 1997
   and 31,697 shares at December 31, 1996)                               (297)                    (317)
                                                                     --------                 --------
    Total shareholders' equity                                         66,951                   65,665
                                                                     --------                 --------
    Total liabilities and shareholders' equity                       $132,388                 $122,864
                                                                     ========                 ========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (Unaudited)

                                             For the three months         For the nine months
                                              ended September 30,         ended September 30,
                                           ------------------------     ------------------------
                                             1997           1996           1997          1996
                                           --------       ---------     ----------    ----------
REVENUES:
  Oil and gas                               $8,337         $6,947         $24,478       $20,761
  Plant processing                             354            360           1,075         1,286
  Other                                         47             (1)            165           178
                                            ------         ------         -------       -------
                                             8,738          7,306          25,718        22,225
                                            ------         ------         -------       -------

EXPENSES:
  Production costs                           1,945          1,714           5,516         4,997
  Depreciation, depletion and amortization   4,397          3,011          12,314         9,165
  General and administrative                 1,142          1,013           3,791         3,470
  Other operating expenses                      30             31             115           135
                                            ------         ------         -------       -------
                                             7,514          5,769          21,736        17,767
                                            ------         ------         -------       -------
INCOME FROM OPERATIONS                       1,224          1,537           3,982         4,458
                                            ------         ------         -------       -------
OTHER INCOME (EXPENSES):
  Investment and other income                  116            252             404         1,685
  Interest expense                            (975)          (795)         (2,565)       (2,595)
  Other expenses                                (1)           (10)             (3)          (17)
                                            ------         ------         -------       -------
                                              (860)          (553)         (2,164)         (927)
                                            ------         ------         -------       -------
INCOME BEFORE INCOME TAXES                     364            984           1,818         3,531
Income tax provision                           137            349             372         1,127
                                            ------         ------         -------       -------
NET INCOME                                  $  227         $  635         $ 1,446       $ 2,404
                                            ======         ======         =======       =======
NET INCOME PER COMMON SHARE                 $ 0.03         $ 0.07         $  0.17       $  0.28
                                            ======         ======         =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES     8,700          8,698           8,699         8,698
                                            ======         ======         =======       =======

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (Unaudited)

                                                                                    For the nine months
                                                                                     ended September 30,
                                                                                 --------------------------
                                                                                    1997           1996
                                                                                 ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  1,446        $ 2,404
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization                                        12,314          9,165
    Deferred income tax provision                                                      372          1,127
    Gain on sale of gas gathering system                                                --           (999)
                                                                                  --------        -------
                                                                                    14,132         11,697
    Change in operating assets and liabilities:
      Accounts receivable                                                            2,694          2,823
      Other current assets                                                             (71)         1,148
      Accounts payable                                                              (1,194)          (358)
      Accrued liabilities                                                             (519)         3,874
    Other                                                                             (534)          (403)
                                                                                  --------        -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   14,508         18,781
                                                                                  --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                              (22,134)        (9,339)
  Additions to plant and related facilities                                           (201)          (212)
  Additions to other property, plant and equipment                                    (155)          (240)
  Additions to other assets                                                           (198)            --
  Proceeds from sale of oil and gas properties                                          --          6,317
  Proceeds from sale of interest in plant and related facilities                        --          1,211
  Proceeds from sale of other property, plant and equipment                             --          3,838
                                                                                  --------        -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (22,688)         1,575
                                                                                  --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                      13,145             86
  Repayment of long-term debt                                                       (2,919)        (4,493)
                                                                                  --------        -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         10,226         (4,407)
                                                                                  --------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (13)            (6)
                                                                                  --------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,033         15,943
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     8,859         11,764
                                                                                  --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 10,892        $27,707
                                                                                  ========        =======

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


NOTE 2 - LONG-TERM DEBT:

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to primarily fund a July 1, 1997 acquisition of producing oil and gas properties with an adjusted purchase price of $9.1 million and to replace amortizing principal payments under the Series A and B Notes of the Company. Such debt has been classified as "long-term" on the accompanying consolidated balance sheet as of June 30, 1997. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1-1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company initially funded the $13.0 million advance with a Prime loan but rolled-over the debt into a six-month Eurodollar loan on July 7, 1997 with an interest rate of 6.8%.


NOTE 3 - DEFERRED REVENUE:

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through September 30, 1997, $1.3 million has been recognized, leaving a balance of $843,000 million in "deferred revenue" on the consolidated balance sheet as of September 30, 1997.

NOTE 4 - PENDING ACCOUNTING CHANGES:

  In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
128), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 31, 1997. If SFAS 128 had been in effect for the three-month and nine-month periods ended September 30, 1997 and 1996, basic and diluted net income per common share would be unchanged compared to the previously reported amounts.

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

  The following table reflects certain operating data for the periods presented:

                                                                  For the three    For the nine
                                                                   months ended    months ended
                                                                  September 30,   September  30,
                                                                  --------------  --------------
                                                                   1997    1996    1997    1996
                                                                  ------  ------  ------  ------
      PRODUCTION:
         United States:
            Oil (Mbbls).........................................     160     163     451     499
            Gas (MMcf)..........................................   1,356   1,312   3,528   4,036
            Oil equivalents (MBOE)..............................     386     382   1,039   1,172
         Canada:
            Oil (Mbbls).........................................      38     ---     108     ---
            Gas (MMcf)..........................................   1,193     684   3,530   2,299
            Oil equivalents (MBOE)..............................     237     114     696     383
         Total:
            Oil (Mbbls).........................................     198     163     559     499
            Gas (MMcf)..........................................   2,549   1,996   7,058   6,335
            Oil equivalents (MBOE)..............................     623     496   1,735   1,555
      AVERAGE SALES PRICES (including the effects of hedging):
         United States:
            Oil (per Bbl).......................................  $18.61  $20.21  $19.81  $18.60
            Gas (Mcf)...........................................    2.36    2.15    2.46    2.15
         Canada:
            Oil (per Bbl).......................................   15.81     ---   18.28     ---
            Gas (per Mcf).......................................    1.30    1.22    1.39    1.22
         Weighted average:
            Oil (per Bbl).......................................   18.07   20.21   19.51   18.60
            Gas (per Mcf).......................................    1.87    1.83    1.92    1.81
      SELECTED DATA PER BOE:
         Average sales price....................................  $13.38  $14.01  $14.11  $13.35
         Production costs.......................................    3.12    3.46    3.18    3.21
         General and administrative expenses....................    1.83    2.04    2.19    2.23
         Oil and gas depreciation, depletion and amortization...    6.42    5.31    6.36    5.09

  The Company completed the purchase of Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta, Canada in December 1996 for a cash acquisition price of $11.8 million (the Millarville Acquisition). On July 1, 1997, the Company completed the purchase of producing properties in Louisiana and Alabama for $9.1 million (the Gulf Coast Acquisition). These two acquisitions had a significant impact on the Company's results of operations for the three and nine months ended September 30, 1997.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 and Three Months Ended September 30, 1996

  Overview. Cash flow before changes in operating assets and liabilities increased 19% to $4.8 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996. Net income decreased 64% to $227,000, or $0.03 per share, in the third quarter of 1997 compared to $635,000, or $.07 per share, recorded in the third quarter of 1996. Third quarter 1997 net income was significantly impacted by increased DD&A largely due to the year-end 1996 reduction in proved reserves at the Company's Texas waterflood project.
Assuming the reduction in reserves occurred at the beginning of 1996 rather than at the end, net income would have been level between quarters.

  Revenues. Total revenues increased 20% to $8.7 million in the third quarter of 1997 compared to $7.3 million in the third quarter of 1996. Oil production increased 21% to 198 Mbbls from 163 Mbbls. Natural gas production increased 28% to 2,549 MMcf in the third quarter of 1997 from 1,996 MMcf in the third quarter of 1996, resulting in overall production increasing 26% to 623 MBOE from 496 MBOE. The increase in oil volume is primarily related to the Millarville and Gulf Coast acquisitions. The increase in natural gas production also reflects the impact of the two acquisitions coupled with an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner.

  The Company's average U.S. natural gas price increased 10% to $2.36 per Mcf in the third quarter of 1997 from $2.15 per Mcf in the third quarter of 1996, while the average Canadian natural gas price increased 7% to $1.30 from $1.22. The Company's composite average oil price decreased 11% to $18.07 per barrel in the third quarter of 1997 from $20.21 per barrel in the third quarter of 1996. As a result of hedging transactions, the Company's third quarter 1996 average oil price was reduced by $1.01 per barrel from the average price that would have otherwise been received. No hedging transactions were in place during the third quarter of 1997. Primarily as a result of the increase in production, oil and gas revenues increased 20% to $8.3 million in the third quarter of 1997 from $6.9 million in the third quarter of 1996.

  Production Costs. Production costs increased 13% to $1.9 million in the third quarter of 1997 compared to $1.7 million in the third quarter of 1996 primarily as a result of the property acquisitions. However, costs per BOE decreased 10% to $3.12 per BOE from $3.46 per BOE.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 46% to $4.4 million in the third quarter of 1997 from $3.0 million in the third quarter of 1996, primarily as a result of the increase in the oil and gas DD&A rate to $6.42 per BOE from $5.31 per BOE. The increase in the DD&A rate reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 13% to $1.1 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996. This increase is largely due to an increase in contract and temporary personnel associated with the producing property acquisitions and other ongoing projects and a decrease in the Company's operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 54% to $116,000 in the third quarter of 1997 from $252,000 in the third quarter of 1996 as more cash was available for investing during the third quarter of 1996.

  Interest Expense. Interest expense increased 23% to $975,000 in the third quarter of 1997 from $795,000 in the third quarter of 1996 due to an increase in average outstanding debt in the third quarter of 1997 as a result of increased borrowings related to the producing property acquisitions.

  Income Taxes. The Company recorded a $137,000 income tax provision on a pre-tax income of $364,000 in the third quarter of 1997 with an effective tax rate of 38% compared to an income tax provision of $349,000 on pre-tax income of $984,000 in the third quarter of 1996 with an effective tax rate of 35%.

Comparison of Nine Months Ended September 30, 1997 and Nine Months Ended September 30, 1996

  Overview. As a result of increases in product prices and production, cash flow before changes in operating assets and liabilities increased 21% to $14.1 million in the first nine months of 1997 compared to $11.7 million in the first nine months of 1996. Net income decreased 19% to $1.4 million, or $0.17 per share, compared to $1.8 million, or $0.20 per share (excluding a $629,000, or $.07 per share, after-tax gain on the sale of a gas gathering system) for the corresponding periods. Net income for the first nine months of 1997 was significantly impacted by increased DD&A largely due to the year-end 1996 reduction in proved reserves at the Company's Texas waterflood project.
Assuming the reduction in reserves occurred at the beginning of 1996 rather than at the end and excluding the gain on the 1996 sale of the gas gathering system, net income for the first nine months of 1997 would have increased 113% from $695,000, or $0.08 per share, that would have been reported in the first nine months of 1996.

  Revenues. Total revenues increased 16% to $25.7 million in the first nine months of 1997 compared to $22.2 million in the first nine months of 1996. Oil production increased 12% to 559 Mbbls from 499 Mbbls. Natural gas production increased 11% to 7,058 MMcf in the first nine months of 1997 from 6,335 MMcf in the first nine months of 1996, resulting in overall production increasing 12% to 1,735 MBOE from 1,555 MBOE. The increase in oil volume is primarily related to the Millarville Acquisition. The increase in natural gas production reflects the impact of the two acquisitions coupled with an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner.

  The Company's average U.S. natural gas price increased 14% to $2.46 per Mcf in the first nine months 1997 from $2.15 per Mcf in the first nine months of 1996, while the average Canadian natural gas price increased 14% to $1.39 from $1.22. The Company's composite average oil price increased 5% to $19.51 per barrel in the first nine months of 1997 from $18.60 per barrel in the first nine months of 1996. As a result of hedging transactions, the Company's first nine months of 1996 average oil and gas prices were reduced by $1.54 per barrel and $.02 per Mcf, respectively, from the average prices that would have otherwise been received. No hedging transactions were in place during the first nine months of 1997. As a result of the increases in product prices and production volumes, oil and gas revenues increased 18% to $24.5 million in the first nine months of 1997 from $20.8 million in the first nine months of 1996. Plant processing revenues decreased 16% to $1.1 million from $1.3 million primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996.

  Production Costs. Production costs increased 10% to $5.5 million in the first nine months of 1997 compared to $5.0 million in the first nine months of 1996. In line with the Company's forecasts, the increase in absolute dollars are primarily the result of production costs related to the Millarville Acquisition and initiation of waterflood operations in the Southwest Oklahoma City field. Production costs per BOE slightly decreased to $3.18 per BOE from $3.21 per BOE.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 34% to $12.3 million in the first nine months of 1997 from $9.2 million in the first nine months of 1996, primarily as a result of the increase in the oil and gas DD&A rate to $6.36 per BOE from $5.09 per BOE. The increase in the DD&A rate reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 9% to $3.8 million in the first nine months of 1997 from $3.5 million in the first nine months of 1996. This increase is primarily due to an increase in contract and temporary personnel associated with the producing property acquisitions and other ongoing projects and a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 76% to $404,000 in the first nine months of 1997 from $1.7 million in the first nine months of 1996 primarily as a result of a $1.0 million pre-tax gain on the sale of the Company's Oklahoma gas gathering system included in investment and other income in the first quarter of 1996.

 Interest Expense. Interest expense remained level at $2.6 million between periods.

  Income Taxes. The Company recorded a $372,000 income tax provision on pre-tax income of $1.8 million with an effective tax rate of 20% in the first nine months of 1997 compared to an income tax provision of $1.1 million on pre-tax income of $3.5 million with an effective tax rate of 32% in the first nine months of 1996. During the first nine months of 1997 the Company recorded an income tax provision on its Canadian operations with an effective tax rate of 22% which was partially offset by an income tax benefit on its U.S. operations with an effective tax rate of 26%, resulting in an overall effective tax rate of 20%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of September 30, 1997, the Company had working capital of $2.8 million as compared to $1.9 million at December 31, 1996. The increase in working capital was primarily the result of net cash provided by operating activities before changes in operating assets and liabilities plus proceeds from new bank borrowings in exceeding capital expenditures for the period. Net cash provided by operating activities was $14.5 million and $18.8 million for the first nine months of 1997 and 1996, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $14.1 million and $11.7 million, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $22.7 million and $9.8 million in the first nine months of 1997 and 1996, respectively. Expenditures in 1997 included $11.2 million related to exploration and development activities and $9.5 related to producing property acquisitions. Expenditures in 1996 included $5.3 million related to exploration and development activities and $2.7 related to producing property acquisitions.

  In March 1996, the Company's wholly-owned subsidiary, Fidelity Gas Systems, Inc., sold its Southwest Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. Through September 30, 1997, $1.3 million has been recognized, leaving a balance of $843,000 in "deferred revenue" on the consolidated balance sheet as of September 30, 1997.

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to fund the Gulf Coast Acquisition and to replace amortizing principal payments under the Series A and B Notes of the Company. Such debt has been classified as "long-term" on the accompanying consolidated balance sheet as of September 30, 1997. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company initially funded the $13.0 million advance with a Prime loan but rolled-over the debt into a six-month Eurodollar loan on July 7, 1997 with an interest rate of 6.8%.

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

  In July 1993, PetroCorp refinanced its long-term debt through the issuance of $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation, and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of September 30, 1997, the remaining principal balances for the Series A and B Notes were $3.4 million and $25.1 million, respectively, for a total of $28.5 million of which $5.3 million was classified as current.

  Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At September 30, 1997, the nonrecourse long-term notes payable balance was $4.3 million, of which $757,000 was classified as current.

  From time to time, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred. To date, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales. The Company had no open hedging positions as of September 30, 1997, and has not hedged any of its production since October 1996.

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

          Report on Form 8-K/A dated July 1, 1997 relating to certain financial information relating to the acquisition of oil and gas properties in Louisiana and Alabama.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETROCORP INCORPORATED
                                         ---------------------------------------
                                         (Registrant)



Date:       November 12 , 1997           /s/ CRAIG K. TOWNSEND
       ---------------------------       ---------------------------------------
                                         Craig K. Townsend
                                         Vice President - Finance, Secretary
                                          and Treasurer
                                         (On behalf of the Registrant and as the
                                         Principal Financial Officer)