Form 10-K405
period 1997-12-31
PETROCORP INC
filed 1998-03-30
CIK 911359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

                               ----------------

                         COMMISSION FILE NUMBER 0-22650

                               ----------------

                             PETROCORP INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                  76-0380430
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)

   INCORPORATION OR ORGANIZATION)


       SUITE 300, NORTH ATRIUM
       16800 GREENSPOINT DRIVE                         77060-2391
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 875-2500

                               ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S) 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1998 was $35,307,342. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1998:

               Common Stock, par value $.01 per share: 8,591,519

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Proxy Statement for the registrant's Annual Meeting of Shareholders to be held May 7, 1998 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM  TITLE                                                               PAGE
 ----  -----                                                               ----

                                     PART I

   1   Business..........................................................    1
   2   Properties........................................................    8
   3   Legal Proceedings.................................................   16
   4   Submission of Matters to a Vote of Security Holders...............   16

                                    PART II

   5   Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................   16
   6   Selected Financial Data...........................................   17
   7   Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................   18
  7A   Quantitative and Qualitative Disclosure about Market Risk.........   24
   8   Financial Statements and Supplementary Data.......................   24
   9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   24

                                    PART III

 10-13 (Items 10-13 incorporated by reference to Proxy Statement)........   24

                                    PART IV

  14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   24



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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  PetroCorp Incorporated is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties, and in the production of oil and natural gas in North America. The Company's activities are conducted principally in the states of Oklahoma, Texas, Mississippi, Louisiana and Kansas, and in the province of Alberta, Canada.

  At December 31, 1997, the Company's proved reserves totaled 5.0 MMBbls of oil and 87.3 Bcf of natural gas and had an estimated pretax present value of future net revenues (PV-10) of $112 million. On a BOE basis, approximately 75% of the Company's proved reserves were natural gas at such date. In addition, the Company has unproved interest holdings with a net book value of $9.6 million, as well as interests in natural gas processing and gathering facilities with a net book value of $3.9 million.

  The Company was formed in July 1983 as a Delaware corporation and in December 1986 contributed its assets to a newly formed Texas general partnership. In October 1992, the Company changed its legal form from a Texas general partnership to a Texas corporation. PetroCorp's principal executive offices are located at 16800 Greenspoint Park Drive, Suite 300, North Atrium, Houston, Texas 77060, and its telephone number is (281) 875-2500. Unless the context otherwise requires, the terms the "Company" and "PetroCorp" refer to and include PetroCorp Incorporated, its predecessor entities (including the original Delaware corporation and the subsequent Texas general partnership) and all subsidiaries in which PetroCorp owns a 50% or greater interest.

BUSINESS STRATEGY

  Historically, the Company's strategy has been to increase its reserves, cash flow and underlying net asset value through a combination of exploration and development and acquisition activities.

  Exploration and Development Strategy. Exploration and development activities are an important component of PetroCorp's business strategy. In recent years, the Company has allocated greater capital and management resources to exploration and development activities, increased the personnel and technological capabilities (including the use of 3-D seismic technology) available to its exploration and development teams, and developed major exploration and development projects in Mississippi, Oklahoma, Texas and Alberta, Canada. PetroCorp has the capability to perform reprocessing, visualization and interpretation of its seismic database completely in-house.

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

  Mississippi Salt Basin. The Mississippi Salt Basin is one of PetroCorp's most active and aggressive exploration plays. Through year-end 1997, PetroCorp had drilled five exploratory prospects in Wayne, Greene and Smith Counties, yielding two new field discoveries and seven successful wells out of 10 total wells drilled. The most recent completion was in the Smithtown Field in Greene County, Mississippi, where the Southern Mineral Corp. #2 well was successfully completed in the Hosston formation at a depth below 14,000 feet. After fracture stimulation, the well is producing 300 BOPD. PetroCorp owns a 25% working interest in the well. Drilling is expected to begin in April 1998 on the Quito Prospect, which is a 17,000 foot test in the Cotton Valley formation. PetroCorp retains a 20% working interest in the prospect, which is supported by 3-D seismic acquired last year. In September 1996, PetroCorp entered into a joint venture agreement with a subsidiary of Shell Oil Company (Shell) which allows PetroCorp to use approximately 13,000 line-miles of Shell's 2-D seismic database covering 18 counties. Thus far, the Company has ordered approximately 2,000 miles of the data, and after in-house reprocessing has identified numerous leads. Leasing has been completed on the first two exploration projects. One is ready for drilling, while the second will require a 3-D seismic survey to further define the initial drilling location.

  Hanlan-Robb Area. The Company owns interests in five proved developed producing fields and two proved developed nonproducing fields in the Hanlan-Robb area of western Alberta, Canada. It intends to connect the two nonproducing fields to the Hanlan-Robb gas gathering system as declining production from the currently producing fields makes capacity available at the gas processing plant in which the Company owns an interest. During 1997, the Company continued its strategy of drilling horizontal lateral wells from existing wells in the area in order to improve productivity and to mitigate the impact of natural production declines in the fields. To date, five horizontal wells have been completed, resulting in a three or four fold increase in production from each well.

  Recent activity for the biggest field in the area, the Hanlan Swan Hills Unit, includes the 1996 installation and start-up of a $10 million field compression facility designed to extend the life of the field into the next century. In February 1997, the Company increased its share of production in the Unit following a payout to its joint venture partner. The Company currently owns a 7.6% working interest in the Unit, which is operated by Petro-Canada. In 1997, the Hanlan 6-23 well was deviated laterally almost 1,000 feet to a measured depth of 16,880 feet, resulting in an increase in the production rate from approximately 6 MMcf/D to 24 MMcf/D. The Hanlan 7-27 well was horizontally sidetracked at a measured depth of 16,904 feet, resulting in increased production from approximately 4 MMcf/D to 12.5 MMcf/D.

  Located approximately seven miles east of the plant, the Erith 8-13 well was producing approximately 6 MMcf/D and now has been tested at 21 MMcf/D following horizontal sidetracking at a depth of 14,300 feet. The Company owns a 12.5% working interest in the well.

  Approximately ten miles west of the plant are the Shaw/Basing and Coalbranch/Coalspur areas. After acquiring in excess of 100 line-miles of high resolution 2-D seismic data in 1995, PetroCorp is now actively involved in two separate exploration plays in the area. Two wells have been successfully re-entered and drilled horizontally in the 12,500 foot Mississippian Turner Valley formation. The Coalbranch 16-33 and the Coalspur 9-27 are now producing at 5.1 MMcf/D and 2.1 MMcf/D, respectively. The other exploration play in this area involves drilling for the shallower Cardium formation at 5,000 to 7,000 depth. The Shaw 7-8 is now producing 4 MMcf/D. The Basing 10-25 is currently testing. In 1997, the Basing 2-9 was drilled 1,600 feet laterally at approximately 12,000 feet and tested at 4.5 MMcf/D. It is currently being tied into the plant, with production expected in the second quarter of 1998.

  PetroCorp has access to a substantial amount of seismic and other data covering the Hanlan-Robb properties and has continued to participate in additional seismic surveys in the area. PetroCorp's technical team is actively engaged in analyzing such data to identify further development and exploration opportunities.

  Worsley Field. The largest of the producing properties acquired in the year-end 1996 Millarville Acquisition (described below) is the Worsley property in northwest Alberta, Canada. The Company has modified the pipeline system, installed compression and commenced sales of 800 Mcf/D of natural gas that had previously been flared or shut-in. Additional development activity is planned in 1998 in the field.

  McLeod Field. As part of the Millarville Acquisition, the Company acquired one oil shut-in well in this field in west central Alberta, Canada. During 1997, three additional oil wells and two natural gas wells were drilled with a 100% success rate. The Company is the operator and owns working interests in these wells ranging from 50% to 100%. Completion and tie-in of these new wells is planned for 1998. Following additions to its acreage position in this area during 1997, the Company holds 6,080 gross (3,776 net) acres in the field.

  Trochu Area. Also part of the Millarville Acquisition and a subsequent acquisition, the Company acquired a 100% working interest in three oil wells and two natural gas wells in this area of central Alberta, Canada. In December 1997, the Company completed a 3-D seismic survey that will be used to plan further drilling for later in 1998. The Company operates all five wells.

  Oklahoma. North of Oklahoma City in Edmond, Oklahoma, the Company drilled the Marks 6B-2 well to a depth of 6,500 feet, encountering 15 feet of net pay in the Prue sand. This well is on trend with the successful Jackson 2B-4 well drilled in 1996, which is currently producing 2.1 MMcf/D. Due to its location in an urban environment, testing on the new well is awaiting a pipeline connection, which is expected by mid-year 1998. The Company owns a 75% working interest in the Marks 6B-2 and a 47% interest in the Jackson 2B-4. The Company is also active in northern Oklahoma. Exploration activities are currently focused on Cottage Grove and Tonkawa gas targets at 4,000-5,000 feet within the Misener Trend/Northern Shelf Play of the Anadarko Basin. This activity has been driven by the integration of PetroCorp's extensive seismic database, which now includes in excess of 2,000 miles of 2-D and 12 square miles of 3-D seismic data in this area.

  In April 1996, following approval of the Oklahoma Corporation Commission the SW Oklahoma City Unit was formed for the purposes of water flooding and repressurizing the field to improve ultimate oil recovery. Water injection commenced in September 1996. Phase I of the program was completed during the third quarter of 1997, and oil production response is expected in 1999. The PetroCorp-operated, 56 well unit has produced 2.4 MMBbls of oil and 19.8 Bcf of gas through year-end. PetroCorp owns an 86.4% working interest in the SW Oklahoma City Unit which is currently producing 235 BOPD and 3.1 MMcf/D with an average daily injection rate of 4,400 barrels of water per day. The adjacent Will Rogers Unit, operated by another party, has already shown a positive response to waterflood operations initiated in 1993. PetroCorp is also currently involved in waterflood projects on three fields in the Northern Oklahoma Area.

  Southeast Texas. In 1997, the Company participated in a 3-D seismic program covering approximately 60 square miles in Newton County, Texas and Calcasieu Parish, Louisiana. Primary objectives are the expanded and overpressured Yegua formation along with the Frio Nodosaria sands. The West New York prospect (in which the Company has a 15% interest) is currently being drilled to a targeted depth of 12,750 feet.

ACQUISITION ACTIVITIES

  In July 1997, the Company completed the acquisition of producing oil and gas properties located primarily in Louisiana for $9.2 million (the Gulf Coast Acquisition). Proved reserves acquired totaled 6.0 Bcf of natural gas and 200,000 barrels of oil (1.2 MMBOE). Funding for the acquisition was provided through a new $50 million credit facility with the Toronto-Dominion Bank and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25 million.

  The Company completed the purchase of Millarville Oil and Gas Ltd., a privately held Canadian corporation that owned and operated properties in Alberta, Canada, in December 1996 for a cash acquisition price of $11.8 million (the Millarville Acquisition). Proved reserves acquired were 1.1 million barrels of oil and 6.8 Bcf of natural gas (2.2 MMBOE).

  The Company expects to continue to pursue acquisition opportunities. The Company's acquisition team annually screens a large number of potential prospects; however, only a comparatively smaller number of prospects have the potential to satisfy the Company's acquisition criteria and are studied in detail.

PRODUCTION AND SALES

  The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales price received and average production costs during the three years ended December 31, 1997, 1996, and 1995. See Note 10 to the Consolidated Financial Statements of the Company and "Supplemental Information to the Consolidated Financial Statements" in the Notes thereto included elsewhere in this report for additional financial information regarding the Company's foreign and domestic operations.

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
Net oil produced (MBbls):
  United States...........................................    580    662    656
  Canada..................................................    142      5      2
                                                           ------ ------ ------
    Total.................................................    722    667    658
Average oil sales price (per Bbl):
  United States........................................... $19.57 $19.89 $17.80
  Canada..................................................  17.19  23.12  17.86
  Weighted average........................................  19.10  19.91  17.80
Net gas produced (MMcf):
  United States...........................................  4,853  5,155  6,084
  Canada..................................................  4,787  3,182  3,199
                                                           ------ ------ ------
    Total.................................................  9,640  8,337  9,283
Average gas sales price (per Mcf):
  United States........................................... $ 2.62 $ 2.36 $ 1.62
  Canada..................................................   1.46   1.34    .90
  Weighted average........................................   2.04   1.97   1.37
Oil equivalents produced (MBOE):
  United States...........................................  1,389  1,521  1,670
  Canada..................................................    940    535    535
                                                           ------ ------ ------
    Total.................................................  2,329  2,056  2,205
Average sales price (per BOE):
  United States........................................... $17.33 $16.65 $12.89
  Canada..................................................  10.04   8.20   5.48
  Weighted average........................................  14.38  14.45  11.09
Production costs (per BOE):
  United States........................................... $ 4.38 $ 3.89 $ 3.75
  Canada..................................................   1.82   1.39   1.95
  Weighted average........................................   3.35   3.24   3.31

MARKETING

  PetroCorp's United States gas production is sold to a variety of pipelines, marketing companies and utility end users, typically under short-term contracts ranging in length from one month to one year. Currently, the majority of the Company's Canadian gas is dedicated under long-term contracts to Pan-Alberta Gas Ltd. (Pan-Alberta), a major Canadian gas marketer affiliated with the pipeline authorized to gather all gas in the province of Alberta. Approximately 60% of the Company's Canadian gas is resold into the United States, predominantly to markets in the upper midwest region. PetroCorp receives from Pan-

Alberta a price per Mcf equal to Pan-Alberta's resale price, less certain costs permitted to be recovered by Pan-Alberta under the contracts.

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

  During the year ended December 31, 1997, Pan-Alberta (the purchaser of most of the Company's Canadian gas) and EOTT Energy Operated Limited Partnership (one of the Company's purchasers of oil) accounted for 21% and 26% of the Company's total sales, respectively. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

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

HEDGING ACTIVITIES

  Prior to 1997, the Company has utilized hedging transactions to manage its exposure to price fluctuations in crude oil and natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 11 to the Consolidated Financial Statements.

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

EMPLOYEES

  At December 31, 1997, PetroCorp had 57 full-time employees.

ITEM 2. PROPERTIES.

PRINCIPAL PROPERTIES

  The Company's proved oil and gas properties are relatively concentrated. Approximately 80% of the PV-10 from the Company's proved reserves at December 31, 1997 was attributable to eight principal areas.

  The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 1997, all of which are taken from reports prepared by Huddleston & Co., Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                                     DECEMBER 31, 1997
                                            ------------------------------------
                                              ESTIMATED PROVED
                                                  RESERVES
                                            ---------------------
                                              OIL    GAS
      PROPERTY/AREA                         (MBBLS) (MMCF)  MBOE      PV-10
      -------------                         ------- ------ ------ --------------
                                                                  (IN THOUSANDS)
      Hanlan-Robb..........................     86  45,977  7,749    $ 28,173
      Oklahoma City Area...................  2,006   8,328  3,394      27,691
      Riceville Field......................    121   5,389  1,019      11,954
      Mississippi Salt Basin...............    479      59    489       5,103
      Worsley Field........................    699   1,442    939       4,432
      Trochu Field.........................    238   3,478    818       3,876
      McLeod Field.........................    269   5,704  1,220       3,767
      Northern Oklahoma Area...............    219     516    305       3,116
                                             -----  ------ ------    --------
        Subtotal...........................  4,117  70,893 15,933      88,112
                                             -----  ------ ------    --------
      Others...............................    918  16,411  3,653      23,780
                                             -----  ------ ------    --------
        Total..............................  5,035  87,304 19,586    $111,892
                                             =====  ====== ======    ========

  Hanlan-Robb. PetroCorp's largest single producing area is the Hanlan-Robb natural gas production complex located in the foothills region of western Alberta, Canada, which accounted for 38% of the Company's 1997 net daily gas production. The Company has ownership interests in seven area fields, but the majority of its Hanlan-Robb proved reserves and present value are currently attributable to one field, the Hanlan Swan Hills Gas Unit. PetroCorp's ownership is part of a joint venture managed by the Company with institutional investors that collectively own 21.6% of the field. After an ownership reversion in early 1997, PetroCorp's working interest in this field increased by 40%, from 5.4% to 7.6%. Petro-Canada is the largest interest owner in the area and operates the fields and the related gathering system and processing plant.

  Oklahoma City Area. Includes the SW Oklahoma City field located within the metropolitan Oklahoma City area in Oklahoma and the Edmond Prospect located just north of Oklahoma City. The SW Oklahoma City field is bounded to the southeast by the Oklahoma City Prue Unit and to the southwest by the Wheatland and Will Rogers Units and produces oil with associated casinghead gas. As of December 31, 1997, PetroCorp also had an undeveloped leasehold position of 815 gross (560 net) acres in the Edmond Prospect.

  Riceville Field. The largest of the producing properties acquired in the Gulf Coast Acquisition in July 1997, this field is located in Vermillion Parish, Louisiana. PetroCorp acquired a 13.5% non-operated working interest in this two well field which primarily produces natural gas with associated condensate.

  Mississippi Salt Basin. This basin is one of PetroCorp's most active exploration areas. At the end of 1994, the Company made a new field discovery of oil and associated natural gas in the Maynor Creek Field in Wayne County, Mississippi. The largest of its two producing fields in the basin, the Company has drilled three successful development wells there, two in 1995 and one in December 1996. PetroCorp operates the four wells in the field and increased its 50% average working interest to 65% when it acquired a partner's interest in October 1996. In September 1996, expanding on its successes in the basin, the Company entered into a seismic joint venture agreement with a subsidiary of Shell Oil Company to extend its exploration effort into an 18-county area. Under the terms of the agreement, PetroCorp has access to Shell's extensive 2-D seismic database in the area (approximately 13,000 line-miles of data) and other proprietary information held by Shell. As of December 31, 1997, PetroCorp also had an undeveloped leasehold position of 18,936 gross (10,773 net) acres in this area.

  Worsley Field. The largest of the producing properties acquired from Millarville Oil & Gas Ltd. in December 1996, this field is located in northwest Alberta, Canada and primarily produces oil and associated casinghead gas. The Company operates seven wells in the field and 100% of the working interests. It also owns an interest in one non-operated well. With an undeveloped leasehold position of 160 gross (160 net) acres at December 31, 1997, the Company plans to pursue further development of this field.

  Trochu Field. The Company operates and has a 100% working interest in three oil wells and two gas wells in this area of central Alberta, Canada. A 3-D seismic survey shot in December 1997 will be used to delineate further drilling in 1998 on the 960 gross (960 net) acres of undeveloped lands.

  McLeod Field. This field is located in west central Alberta, Canada and consists of one oil well acquired from Millarville and three additional oil wells and two additional gas wells drilled in 1997. The Company operates all these wells and holds a 50% to 100% working interest in each. Completion and tie-in of the new wells is planned for 1998 along with further drilling on 5,920 gross (3,616 net) acres of undeveloped lands.

  Northern Oklahoma Area. The Northern Oklahoma Area is located in Alfalfa and Grant Counties in north central Oklahoma. Production is primarily oil with associated casinghead gas from five major fields. Three of these fields are the subject of pressure maintenance waterfloods, of which two are operated by PetroCorp. PetroCorp continues to actively pursue both exploration and development in the Northern Oklahoma Area, and at December 31, 1997 had an undeveloped leasehold position of approximately 13,633 gross (9,974 net) acres.

  Other Properties. Other significant properties include the Glick Field located in Kiowa County in southern Kansas, the Harris Field located in Live Oak County in south central Texas, and the Paradox Basin area of southwest Colorado.

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

OIL AND GAS RESERVES

  All information herein regarding estimates of the Company's proved reserves, related future net revenues and PV-10 is taken from reports prepared by Huddleston & Co., Inc. (the Independent Engineers) in accordance with the rules and regulations of the SEC. The Independent Engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company.

  The following table sets forth summary information with respect to the estimates made by the Independent Engineers of the Company's proved oil and gas reserves as of December 31, 1997. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                                                           DECEMBER 31, 1997
                                                        ------------------------
                                                        UNITED
                                                        STATES  CANADA   TOTAL
                                                        ------- ------- --------
     PROVED RESERVES:
       Oil (MBbls).....................................   3,473   1,562    5,035
       Gas (MMcf)......................................  27,279  60,025   87,304
       Oil equivalents (MBOE)..........................   8,020  11,566   19,586
     Future net revenues ($000s)(1).................... $99,427 $73,593 $173,020
     Present value of future net revenues ($000s)(2)... $68,627 $43,265 $111,892
     PROVED DEVELOPED RESERVES:
       Oil (MBbls).....................................   3,385   1,469    4,854
       Gas (MMcf)......................................  24,011  55,204   79,215
       Oil equivalents (MBOE)..........................   7,387  10,670   18,057
     Future net revenues ($000s)(1).................... $91,566 $66,874 $158,440
     Present value of future net revenues ($000s)(2)... $62,632 $39,833 $102,465

--------
(1) Proved and proved developed future net revenues include $1,891,000 related to the sale of sulfur.
(2) Proved and proved developed present values of future net revenues include $1,080,000 related to the sale of sulphur.

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

  In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil, gas and sulfur sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this report and "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 1997.

ACREAGE AND WELLS

  The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1997.

                            DEVELOPED ACRES            UNDEVELOPED ACRES(1)
                      ---------------------------- ----------------------------
                                          NET                          NET
                                     PARTICIPATING                PARTICIPATING
                       GROSS   NET    INTEREST(2)   GROSS   NET    INTEREST(2)
                      ------- ------ ------------- ------- ------ -------------
United States:
  Colorado...........  10,186  7,958     7,958      26,726 23,885    23,885
  Kansas.............   5,360  3,520       667          10      6         1
  Louisiana..........   2,616    272       272         533     67        67
  Mississippi........   1,398    594       594      18,936 10,773    10,773
  Oklahoma...........  42,197 15,667    11,669      20,077 12,852    12,676
  Texas..............  23,772  8,081     4,990      44,261  8,056     8,025
  Other..............   2,206    542       542       6,437    608       607
Canada:
  Alberta............  77,840 21,600    13,295     110,080 41,316    32,043
  Other..............      --     --        --         640    320       320
                      ------- ------    ------     ------- ------    ------
    Total............ 165,575 58,234    39,987     227,700 97,883    88,397
                      ======= ======    ======     ======= ======    ======

--------
(1) Approximately 67% of net (approximately 47% of net participating interest) undeveloped acres are covered by leases that expire during 1998.
(2) Net participating interest represents the Company's net working interest less net profits royalty interests carved out and reconveyed to institutional investors.

  As of December 31, 1997, the Company had working interests in 288 gross (87 net) producing oil wells and 174 gross (46 net) producing gas wells. Of these wells, 69 gross (17 net) oil wells and 46 gross (7 net) gas wells were in Canada, and the remainder of the oil and gas wells were in the United States.

DRILLING ACTIVITIES

  All of PetroCorp's drilling activities are conducted through arrangements with independent contractors, and it owns no drilling equipment. Certain information with regard to the Company's drilling activities, during the years ended December 31, 1997, 1996 and 1995 is set forth below:

                                                         YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------
                                      1997                         1996                         1995
                          ---------------------------- ---------------------------- ----------------------------
                                  NET         NET              NET         NET              NET         NET
                                WORKING  PARTICIPATING       WORKING  PARTICIPATING       WORKING  PARTICIPATING
      TYPE OF WELL        GROSS INTEREST  INTEREST(1)  GROSS INTEREST  INTEREST(1)  GROSS INTEREST  INTEREST(1)
      ------------        ----- -------- ------------- ----- -------- ------------- ----- -------- -------------
UNITED STATES
 Development:
 Oil....................     6     1.4        1.2         6     3.6        3.3         8     3.5        2.9
 Gas....................     3      .6         .6         5      .1        0.0(2)      3      .8         .8
 Nonproductive..........     3     1.0         .8         5     2.2        2.2         6     3.2        3.0
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
  Total.................    12     3.0        2.6        16     5.9        5.5        17     7.5        6.7
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
 Exploratory:
 Oil....................     2      .6         .6         1      .3         .3         4     2.2        2.2
 Gas....................     1      .5         .5         2      .5         .4         3     1.5        1.1
 Nonproductive..........     6     2.2        2.2         6     3.5        3.5         4     2.4        2.4
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
  Total.................     9     3.3        3.3         9     4.3        4.2        11     6.1        5.7
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
CANADA
 Development:
 Oil....................     2      .5         .5
 Gas....................     5     1.7        1.4                                      1      .3         .1
 Nonproductive..........
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
  Total.................     7     2.2        1.9                                      1      .3         .1
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
 Exploratory:
 Oil....................     1     1.0        1.0
 Gas....................     8     2.6        2.2         1      .3         .1
 Nonproductive..........     4      .6         .4         1      .5         .5
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
  Total.................    13     4.2        3.6         2      .8         .6
                           ---    ----       ----       ---    ----       ----       ---    ----       ----
Total...................    41    12.7       11.4        27    11.0       10.3        29    13.9       12.5
                           ===    ====       ====       ===    ====       ====       ===    ====       ====

--------
(1) Net participating interest represents the Company's net working interest less net profits royalty interests carved out and reconveyed to institutional investors.
(2) The Company has a net participating interest less than 0.05% in this well.

  At December 31, 1997, the Company was participating in the drilling or completion of 1 gross (.3 net) well in the United States and 2 gross (.7 net) wells in Canada.

HANLAN-ROBB NATURAL GAS PROCESSING PLANT AND GAS GATHERING SYSTEMS

  PetroCorp owns interests in a centrally located gas processing plant and in a gas gathering system that connects all five of the Company's currently producing Hanlan-Robb fields to the Hanlan-Robb plant. The gas processing plant, which is operated by Petro-Canada, was commissioned in 1983 and has a processing capacity of approximately 300 MMcf/D of natural gas. For the 12 months ended December 31, 1997, plant throughput averaged 216 MMcf/D (72% of design capacity). In 1996, Hanlan Unit activity included installation and start-up of a $10 million compression project. Recently, several horizontal laterals from existing Hanlan area wells have been drilled. These projects, along with an active exploration and development drilling program in the area, are designed in part to mitigate natural production declines and keep the plant operating at high utilization rates. In 1998, two additional pipelines are expected to be connected to the facility as well as an expansion of plant capacity, increasing throughput to approximately 340 MMcf/D of natural gas by year-end 1998. Much of this throughput will be from third party gas for which the plant owners will receive fees, thus reducing PetroCorp's share of plant expenses.

  Previously a wholly-owned subsidiary of the Company, Fidelity Gas Systems, Inc. ("FGS"), owned and operated the Anasazi Gas Gathering System, which gathers gas produced from the Company-operated lease in the Paradox Basin area of southwest Colorado. In December 1997, FGS was merged into the Company. The working interest owners have entered into contracts with the Company pursuant to which the Company purchases all of the gas produced from the area. This gas is then resold by the Company to a purchaser at a redelivery point on the national transmission pipeline system. Proceeds payable by the Company are based upon the Company's resale price less a contractually agreed-upon fee. Amounts received by the Company are distributed to all working interest and royalty owners in the producing area in accordance with their ownership interests. Because it is a gas gathering system, the Anasazi Gas Gathering System has been deemed nonjurisdictional with respect to existing FERC rules and regulations.

OTHER FACILITIES

  The Company leases approximately 31,600 square feet in Houston, Texas for its executive and divisional offices. Additionally, the Company leases approximately 8,200 square feet in Oklahoma City, Oklahoma and approximately 4,000 square feet in Calgary, Alberta for divisional offices.

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

DEPENDENCE ON ACQUIRING AND FINDING ADDITIONAL RESERVES

  The Company's prospects for future growth and profitability will depend predominantly on its ability to replace present reserves through acquisitions and exploratory drilling, as well as on its ability to successfully develop additional reserves. There can be no assurance that the Company's acquisition and exploration activities or planned development projects will result in significant additional reserves or that the Company will have continuing success at drilling economically productive wells.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been listed on The Nasdaq Stock Market since October 28, 1993 and trades under the symbol PETR. The following table presents the high and low closing prices for the Company's Common Stock for each quarter during 1996 and 1997, and for a portion of the Company's current quarter, as reported by The Nasdaq Stock Market.

                                      1996                            1997                      1998
                         ------------------------------- ------------------------------- ------------------
                          FIRST  SECOND   THIRD  FOURTH   FIRST  SECOND   THIRD  FOURTH    FIRST QUARTER
                         QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER (THROUGH MARCH 17)
                         ------- ------- ------- ------- ------- ------- ------- ------- ------------------
High....................  $7.50  $10.00   $9.63  $10.00  $10.13   $9.13   $9.38  $10.00        $9.50
Low.....................   5.88    6.75    8.25    8.13    8.50    8.00    8.25    7.56         7.75

  As of March 17, 1998, the closing price for the Company's Common Stock was $8.38 per share. As of March 17, 1998, there were approximately 560 holders of record of the Common Stock.

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

  Certain senior notes were issued pursuant to a note purchase agreement that prohibited the declaration or payment of any cash dividends by the Company prior to July 1, 1995. In addition, other provisions of the note purchase agreement impose upon the Company certain financial covenants and other restrictive covenants that have the effect of restricting the amount of dividends on the Common Stock that may be paid by the Company after June 30, 1995. The terms of the Company's credit facility also prohibit the declaration or payment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table summarizes consolidated financial data of the Company and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

                                     FOR THE YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
REVENUES:
  Oil and gas................  $ 33,502  $ 29,718  $ 24,448  $ 25,176  $ 30,129
  Plant processing...........     1,420     1,658     1,880     1,852     2,054
  Other......................       172       170     1,037       923       705
                               --------  --------  --------  --------  --------
                                 35,094    31,546    27,365    27,951    32,888
                               --------  --------  --------  --------  --------
EXPENSES:
  Production costs...........     7,793     6,660     7,304     7,156     8,011
  Depreciation, depletion and
   amortization..............    17,065    12,433    13,300    12,800    13,058
  Oil and gas property
   valuation adjustment......        --        --     8,500        --        --
  General and administrative.     5,052     4,672     5,544     5,067     5,210
  Other operating expenses...       161       203       256        98       299
                               --------  --------  --------  --------  --------
                                 30,071    23,968    34,904    25,121    26,578
                               --------  --------  --------  --------  --------
INCOME (LOSS) FROM
 OPERATIONS..................     5,023     7,578    (7,539)    2,830     6,310
                               --------  --------  --------  --------  --------
OTHER INCOME (EXPENSES):
  Investment and other
   income....................       558     1,910     1,470     1,411     1,264
  Interest expense...........    (3,528)   (3,391)   (3,917)   (3,229)   (2,333)
  Preferred dividends of
   subsidiary................        --        --        --      (648)   (1,214)
  Other expenses.............       (47)      (46)     (159)     (131)      (68)
                               --------  --------  --------  --------  --------
                                 (3,017)   (1,527)   (2,606)   (2,597)   (2,351)
                               --------  --------  --------  --------  --------
INCOME (LOSS) BEFORE INCOME
 TAXES.......................     2,006     6,051   (10,145)      233     3,959
Income tax provision
 (benefit)...................       136     1,807      (608)      114     2,116
                               --------  --------  --------  --------  --------
INCOME (LOSS) BEFORE
 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE...........     1,870     4,244    (9,537)      119     1,843
Cumulative effect of
 accounting change(1)........        --        --        --        --       481
                               --------  --------  --------  --------  --------
NET INCOME (LOSS)............  $  1,870  $  4,244  $ (9,537) $    119  $  2,324
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 basic.......................  $    .22  $   0.49  $  (1.11) $   0.01  $   0.33
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 diluted.....................  $    .22  $   0.49  $  (1.11) $   0.01  $   0.33
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--basic........     8,586     8,585     8,585     8,585     6,992
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--diluted......     8,688     8,669     8,585     8,698     7,103
                               ========  ========  ========  ========  ========
BALANCE SHEET DATA:
  Working capital............  $  2,638  $  1,946  $  6,344  $ 11,767  $ 30,156
  Total assets...............   130,924   122,864   114,839   133,403   140,381
  Long-term debt.............    42,192    33,462    36,513    41,587    39,200
  Redeemable preferred stock
   of subsidiary.............        --        --        --        --     7,691
  Shareholders' equity.......    66,557    65,665    61,521    70,328    71,517

--------
(1) Effective January 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes."

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

  The following table reflects certain operating data for the periods presented:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
PRODUCTION:
 United States:
  Oil (MBbls).............................................    580    662    656
  Gas (MMcf)..............................................  4,853  5,155  6,084
  Oil equivalents (MBOE)..................................  1,389  1,521  1,670
 Canada:
  Oil (MBbls).............................................    142      5      2
  Gas (MMcf)..............................................  4,787  3,182  3,199
  Oil equivalents (MBOE)..................................    940    535    535
 Total:
  Oil (MBbls).............................................    722    667    658
  Gas (MMcf)..............................................  9,640  8,337  9,283
  Oil equivalents (MBOE)..................................  2,329  2,056  2,205
AVERAGE SALES PRICES (includes the effects of hedging):
 United States:
  Oil (per Bbl)........................................... $19.57 $19.89 $17.80
  Gas (per Mcf)...........................................   2.62   2.36   1.62
 Canada:
  Oil (per Bbl)...........................................  17.19  23.12  17.86
  Gas (per Mcf)...........................................   1.46   1.34    .90
 Weighted average:
  Oil (per Bbl)...........................................  19.10  19.91  17.80
  Gas (per Mcf)...........................................   2.04   1.97   1.37
SELECTED DATA PER BOE:
 Average sales price...................................... $14.38 $14.45 $11.09
 Production costs.........................................   3.35   3.24   3.31
 General and administrative expenses......................   2.17   2.27   2.51
 Oil and gas depreciation, depletion and amortization.....   6.60   5.24   5.22

ACQUISITIONS

  The Company completed the purchase of Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta, Canada, in December 1996 for a cash acquisition price of $11.8 million (the Millarville Acquisition). In July 1997, the Company completed the purchase of producing properties located primarily in Louisiana for $9.2 million (the Gulf Coast Acquisition). These two acquisitions had a significant impact on the Company's results of operations in 1997.

RESULTS OF OPERATIONS

 1997 Compared to 1996

  Overview. As a result of a 13% increase in production, cash flow before changes in operating assets and liabilities increased 9% to $19.1 million in 1997 compared to $17.5 million in 1996. Net income decreased 48% to $1.9 million, or $0.22 per share, compared to $3.6 million, or $0.42 per share (excluding a $629,000, or $.07 per share, after-tax gain on the sale of a gas gathering system) for the corresponding periods. Net income in 1997 was significantly impacted by increased DD&A largely due to the year-end 1996 reduction in proved reserves at the Company's Texas waterflood project. Assuming the reduction in reserves occurred at the beginning of 1996 rather than at the end and excluding the gain on the 1996 sale of the gas gathering system, 1997 net income would have decreased by 6% compared to 1996.

  Revenues. Total revenues increased 11% to $35.1 million in 1997 compared to $31.5 million in 1996. Oil production increased 8% to 722 MBbls from 667 MBbls. Natural gas production increased 16% to 9,640 MMcf from 8,337 MMcf, resulting in overall production increasing 13% to 2,329 MBOE from 2,056 MBOE. The increase in oil production is primarily related to the Millarville Acquisition. The increase in natural gas production reflects the impact of the two acquisitions coupled with an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner.

  The Company's average U.S. natural gas price increased 11% to $2.62 per Mcf in 1997 from $2.36 per Mcf in 1996, while the average Canadian natural gas price increased 9% to $1.46 from $1.34. The Company's composite average oil price decreased 4% to $19.10 per barrel in 1997 from $19.91 per barrel in 1996. As a result of hedging transactions, the Company's 1996 average oil price was reduced by $1.15 per barrel from the average price that would have otherwise been received. No hedging transactions were in place during 1997. Primarily as a result of the increases in production volumes, oil and gas revenues increased 13% to $33.5 million in 1997 from $29.7 million in 1996. Plant processing revenues decreased 14% to $1.4 million from $1.7 million primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996.

  Production Costs. Production costs increased 17% to $7.8 million in 1997 compared to $6.7 million in 1996 primarily as a result of the 13% increase in production volumes and initiation of waterflood operations in the SW Oklahoma City field. Production costs per BOE slightly increased by 3% to $3.35 per BOE from $3.24 per BOE.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 37% to $17.1 million in 1997 from $12.4 million in 1996 primarily as a result of the increase in the oil and gas DD&A rate to $6.60 per BOE from $5.24 per BOE. The increase in the DD&A rate reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 8% to $5.1 million in 1997 from $4.7 million in 1996. This increase is primarily due to an increase in contract and temporary personnel associated with the producing property acquisitions and other ongoing projects and a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 71% to $558,000 in 1997 from $1.9 million in 1996 primarily as a result of a $1.0 million pre-tax gain on the sale of the Company's Oklahoma gas gathering system included in investment and other income in 1996. Additionally, less funds were available for investment in 1997.

  Interest Expense. Interest expense increased 4% to $3.5 million in 1997 from $3.4 million in 1996, reflecting the impact of increased debt associated with the Gulf Coast Acquisition completed in July 1997.

  Income Taxes. The Company recorded a $136,000 income tax provision on pre-tax income of $2.0 million with an effective tax rate of 7% in 1997 compared to an income tax provision of $1.8 million on pre-tax income of $6.1 million with an effective tax rate of 30% in 1996. During 1997 the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 15% which was partially offset by an income tax benefit for its U.S. operations with an effective tax rate of 29%, resulting in an overall effective tax rate of 7%.

 1996 Compared to 1995

  Overview. Cash flow before changes in operating assets and liabilities increased 50% to $17.5 million in 1996 compared to $11.7 million in 1995, primarily as a result of increased product prices and decreased cash expenses. During 1996, the Company recorded net income of $4.2 million, or $0.49 per share, which included $629,000, or $0.07 per share, related to the after-tax gain on the sale of the gas gathering system in Oklahoma. In 1995, the Company recorded a net loss of $9.5 million, or $1.11 per share, which included an $8.5 million, or $0.99 per share, oil and gas property valuation adjustment.

  Revenues. Total revenues increased 15% to $31.5 million in 1996 from $27.4 million in 1995. Oil production increased slightly to 667 MBbls from 658 MBbls. Natural gas production decreased 10% to 8,337 MMcf in 1996 from 9,283 MMcf in 1995, resulting in an overall production decrease of 7% to 2,056 MBOE from 2,205 MBOE. The decrease in natural gas production is primarily the result of U.S. and Canadian property sales and normal production declines in the Company's U.S. properties.

  The Company's average U.S. natural gas price increased 46% to $2.36 per Mcf in 1996 from $1.62 per Mcf in 1995 while the average Canadian natural gas price increased 49% to $1.34 from $0.90. The Company's composite average oil price increased 12% to $19.91 per barrel in 1996 from $17.80 per barrel in 1995. As a result of hedging transactions, the Company's 1996 average oil price was reduced by $1.15 per barrel from the average price that would have otherwise been received while the 1995 average price was increased by $0.49 per barrel. As a result of the increases in natural gas and oil prices, partially offset by a decrease in production, oil and gas revenues increased 22% to $29.7 million in 1996 from $24.4 million in 1995. Plant processing revenues declined to $1.7 million from $1.9 million primarily as a result of the Company's sale of a portion of its interest in the Canadian Hanlan-Robb gas processing plant in May 1996. Other revenues declined 84% to $170,000 in 1996 from $1.9 million in 1995 due to reduced gas gathering fees resulting from the March 1996 sale of the Company's Oklahoma gas gathering system, and lower average sulfur prices of $7.40 per long-ton compared to $31.97 per long-ton.

  Production Costs. Production costs declined 9% to $6.7 million in 1996 compared to $7.3 million in 1995, while production costs per BOE decreased 2% to $3.24 per BOE from $3.31 per BOE. The decrease in production costs in absolute dollars and on a BOE basis resulted from the Company's focus on reducing costs.

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

  Income Taxes. The Company recorded a $1.8 million income tax provision on pre-tax income of $6.1 million in 1996 with an effective tax rate 30% compared to an income tax benefit of $608,000 on a pre-tax loss of $1.6 million in 1995 (excluding the effect of the oil and gas property valuation adjustment of $8.5 million which is calculated on an after-tax basis and has no effect on the income tax benefit) with an effective tax rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of December 31, 1997, the Company had working capital of $2.6 million as compared to $1.9 million at December 31, 1996. Working capital increased slightly as cash provided by operating activities before changes in operating assets and liabilities plus proceeds from new bank borrowings were mostly offset by capital expenditures and the transfer of long-term debt to current. Net cash provided by operating activities was $19.8 million, $18.4 million and $10.5 million in 1997, 1996 and 1995, respectively, while net cash provided by operating activities before changes in operating assets and liabilities for the same periods was $19.1 million, $17.5 million and $11.7 million, respectively.

  The Company's total capital expenditures, including capitalized internal costs, for 1997, 1996 and 1995 were $28.0 million, $29.5 million and $16.6 million, respectively. Capital expenditures in 1997 included $12.6 million in exploration and development drilling costs, $3.8 million in lease acquisitions, geological and geophysical costs and $11.0 million in producing property acquisitions. The largest of the Company's acquisitions in 1997 was the $9.2 million Gulf Coast Acquisition. Capital expenditures in 1996 included $8.7 million in exploration and development drilling expenditures, $2.7 million in lease acquisitions, geological and geophysical costs and $17.3 million in producing property acquisitions. The largest of the Company's acquisitions in 1996 was the $11.8 million Millarville Acquisition. Capital expenditures in 1995 included $10.2 million in exploration and development costs, $5.1 million in lease acquisitions, geological and geophysical costs and $138,000 in producing property acquisitions.

  Oil and gas property sales totaled $1.4 million for 1997, down significantly from the $6.3 million in 1996 and $4.4 million in 1995. In 1996, the Company completed its three-year program of rationalizing its asset base by selling its Oklahoma gas gathering system and its interest in 438 wells in various locations. The wells sold represented 53% of the Company's total well count but less than 2% of proved reserves. Additionally in 1996, the Company received an unsolicited offer and sold a portion of its reserves in the

Hanlan Swan Hills Unit along with a portion of its interest in the related Hanlan-Robb gas processing plant in Alberta, Canada. The Company received $3.8 million from the 1996 sale of the Oklahoma gas gathering system (see discussion below) and $1.2 million from the partial sale of its interest in the Hanlan-Robb gas processing plant. Oil and gas property sales in 1995 were primarily non-performing fee mineral interests.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through December 31, 1997, $1.4 million has been recognized, leaving a balance of $685,000 in "deferred revenue" on the consolidated balance sheet as of December 31, 1997.

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this new facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to fund the Gulf Coast Acquisition and to replace amortizing principal payments under the Series A and B Notes of the Company. The Company has classified $11.0 million as "long-term" and $2.0 million as "current" on the accompanying consolidated balance sheet as of December 31, 1997. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company's average interest rate on the 1997 outstanding borrowings under this facility was 6.8%.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3.5 million to partially fund the Millarville Acquisition. Such agreement was amended on November 20, 1997. The amended agreement allows the Company to forego principal payments during the first year and a half. Additionally, the Company may elect to pay interest only (Interest Only Period) in subsequent years if the Company's Canadian subsidiary meets certain borrowing base tests. Otherwise, the loan becomes payable over a three-year period beginning as of July 1 as follows: $1,510,000 in the first year, $1,147,000 in the second year and $839,000 in the third year (the Term Period). The Company classified $2.7 million as "long-term" and $756,000 as "current" on the accompanying consolidated balance sheet as of December 31, 1997. The borrowings may be funded by RBC Prime loans or Bankers' Acceptances
(BA) loans. During the Interest Only Period, the Company pays interest at the RBC prime rate plus 1/2% on Prime loans and pays the BA rate plus 1/2% and an acceptance fee on BA loans. During the Term Period, the Company pays interest at the RBC prime rate plus 3/4% on Prime loans and pays the BA rate plus 3/4% and an acceptance fee on BA loans. The Company 's average interest rate on the 1997 outstanding borrowings under this agreement was 5.8%.

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on

December 31, 1995 for the Series B Notes. As of December 31, 1997, the remaining principal balances for the Series A and B Notes were $2.5 million and $23.4 million, respectively, for a total of $25.9 million, of which $4.7 matures in 1997. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At December 31, 1997, the nonrecourse long-term notes payable balance was $4.0 million, of which $730,000 was classified as "current."

  As the Company has both the ability and intent to refinance $4.0 million of its current maturities of long-term debt utilizing its new revolving credit facility, $4.0 million has been reclassified from "current" to "long-term " on the Company's accompanying consolidating balance sheet as of December 31, 1997.

  Product prices continue to be volatile. Since December 1997, U.S. and Canadian oil and gas prices have declined significantly. Under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations using product prices in effect at that time (see Note 3 to the Consolidated Financial Statements--Property, Plant and Equipment). In the future, should prices remain depressed or decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.

  Prior to 1997, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities were included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs would be deferred. Previously, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales. The Company had no open hedging positions as of December 31, 1997, and has not hedged any of its production since October 1996.

  The Company's Board of Directors has approved a capital budget of $12.0 million for 1998. The approved 1998 capital budget includes expenditures for exploration and development projects and for producing property acquisitions. However, actual levels of expenditures for planned exploration and development projects and producing property acquisitions may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others.

  The Company plans to finance its 1998 capital expenditures with its cash flow from operations and working capital. If the Company increases its exploration, development and acquisition activities in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

YEAR 2000 ISSUES

  The Year 2000 presents significant issues for many computer systems. Much of the software in use today may not be able to accurately process data beyond the year 1999. The vast majority of computer systems process transactions using two digits for the year of the transaction, rather than the full four digits, making such systems unable to distinguish January 1, 2000 from January 1, 1900. Such systems may encounter significant processing inaccuracies or become inoperable when Year 2000 transactions are processed. Such matters could not only impact the Company in its day-to-day operations but also impact the Company's financial institutions, customers and vendors. The Company's Management is in the process of identifying or remediating Year 2000 issues and does not expect any issues to arise that would materially impact the Company's financial condition or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not Applicable
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item appears on pages 27 through 54 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There is no matter required to be disclosed in response to this item.

                                    PART III

  In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Financial Statements

                                                                          PAGE
                                                                           OF
                                                                          THIS
                                                                         REPORT
                                                                         ------
Report of Independent Accountants.......................................   27
Consolidated Balance Sheet as of December 31, 1997 and December 31,
 1996...................................................................   28
Consolidated Statement of Operations for the Years Ended December 31,
 1997, 1996 and 1995....................................................   29
Consolidated Statement of Shareholders' Equity for the Years Ended De-
 cember 31, 1997, 1996 and 1995.........................................   30
Consolidated Statement of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995....................................................   31
Notes to Consolidated Financial Statements..............................   32

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

  2.2* Simplification Agreement, dated August 24, 1993, by and among Park
       Avenue Exploration Corporation, L.S. Holding Company, PetroCorp,
       PetroCorp Incorporated, PetroPartners Limited Partnership, PetroCorp
       Employees Partnership, L.P., Lealon L. Sargent, W. Neil McBean, Don A.
       Turkleson, Michael L. Lord, Antonio F. Pelletier, David G. Campbell,
       Fletcher S. Hicks, Craig K. Townsend, Clifford G. Zwahlen, Charles L.
       Zorio, Rodney Rother, Mark Meyer and Carl Campbell (the "Simplification
       Agreement"). Incorporated by reference to Exhibit 2.2 to the Registration Statement.
  3.1* Amended and Restated Articles of Incorporation of PetroCorp
       Incorporated. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
  3.2* Amended and Restated Bylaws of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
  4.1* Specimen certificate for shares of Common Stock. Incorporated by reference to Exhibit 4.1 to the Registration Statement.
  4.2* Note Purchase Agreement, dated July 29, 1993, among PetroCorp
       Incorporated, United States Fidelity and Guaranty Company, Connecticut
       General Life Insurance Company, Indiana Insurance Company, Security Life of Denver Insurance Company, Southland Life Insurance Company, Life
       Insurance Company of Georgia and Life Insurance Company of North
       America. Incorporated by reference to Exhibit 4.2 to the Registration
       Statement.
  9.1* Voting Agreement, dated January 18, 1994, by and among USF&G
       Corporation, Park Avenue Exploration Corporation, United States Fidelity and Guaranty Company, CIGNA Corporation, L.S. Holding Company, American
       Oil & Gas Investors, AmGO II, First Reserve Fund V, Limited Partnership,
       First Reserve Fund V-2, Limited Partnership, First Reserve Fund VI,
       Limited Partnership and First Reserve Corporation. Incorporated by reference to Exhibit 9.2 to the Form 8-K.
 10.1* Amended and Restated 1992 PetroCorp Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
 10.2* Hanlan-Robb Area Agreement of Purchase and Sale, effective August 1,
       1991, between Gulf Canada Resources Limited and Petro-Canada and PCC
       Energy Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement.
 10.3* Registration Rights Agreement, dated August 24, 1993, between L.S.
       Holding Company (assigned to Kaiser-Francis Oil Company) and PetroCorp
       Incorporated. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
 10.4* Registration Rights Agreement, dated August 24, 1993, between Park
       Avenue Exploration Corporation and PetroCorp Incorporated. Incorporated by reference to Exhibit 10.6 to the Registration Statement.
 10.5* Registration Rights Agreement, dated January 18, 1994, between PetroCorp
       Incorporated and American Oil & Gas Investors, AmGO II, First Reserve
       Fund V, Limited Partnership, First Reserve Fund V-2, Limited
       Partnership, First Reserve Fund VI, Limited Partnership and First
       Reserve Corporation (assigned to Kaiser-Francis Oil Company).
       Incorporated by reference to Exhibit 10.1 to the Form 8-K.
 10.6* Piggyback Registration Rights Agreement, dated October 27, 1993, between
       Lealon L. Sargent and PetroCorp Incorporated. Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

    None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PetroCorp Incorporated

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of PetroCorp Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
March 11, 1998

                             PETROCORP INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          ASSETS                              1997      1996
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  9,391  $  8,859
  Accounts receivable, net.................................    6,608     8,114
  Other current assets.....................................      337       312
                                                            --------  --------
    Total current assets...................................   16,336    17,285
                                                            --------  --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method,
   net of accumulated depreciation, depletion and
   amortization............................................   99,038    93,161
  Unproved oil and gas properties, not subject to
   depletion...............................................    9,592     5,279
  Plant and related facilities.............................    3,922     4,585
  Other, net...............................................    1,717     2,257
                                                            --------  --------
                                                             114,269   105,282
                                                            --------  --------
Other assets, net..........................................      319       297
                                                            --------  --------
    Total assets........................................... $130,924  $122,864
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  6,167  $  6,007
  Accrued liabilities......................................    3,345     3,569
  Current portion of long-term debt........................    4,186     5,763
                                                            --------  --------
    Total current liabilities..............................   13,698    15,339
                                                            --------  --------
Long-term debt.............................................   42,192    33,462
                                                            --------  --------
Deferred revenue...........................................      685     1,395
                                                            --------  --------
Deferred income taxes......................................    7,792     7,003
                                                            --------  --------
Commitments and contingencies (Note 12)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued Common stock, $0.01 par value,
   25,000,000 shares authorized, 8,616,216 shares issued
   (8,591,519 shares and 8,584,519 shares outstanding at
   December 31, 1997 and 1996, respectively)...............       86        86
  Additional paid-in capital...............................   71,143    71,170
  Retained earnings (accumulated deficit)..................       71    (1,799)
  Foreign currency translation adjustment and other........   (4,496)   (3,475)
  Treasury stock, at cost (24,697 shares)..................     (247)     (317)
                                                            --------  --------
    Total shareholders' equity.............................   66,557    65,665
                                                            --------  --------
    Total liabilities and shareholders' equity............. $130,924  $122,864
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1997     1996     1995
                                                      -------  -------  -------
REVENUES:
  Oil and gas........................................ $33,502  $29,718  $24,448
  Plant processing...................................   1,420    1,658    1,880
  Other..............................................     172      170    1,037
                                                      -------  -------  -------
                                                       35,094   31,546   27,365
                                                      -------  -------  -------
EXPENSES:
  Production costs...................................   7,793    6,660    7,304
  Depreciation, depletion and amortization...........  17,065   12,433   13,300
  Oil and gas property valuation adjustment..........                     8,500
  General and administrative.........................   5,052    4,672    5,544
  Other operating expenses...........................     161      203      256
                                                      -------  -------  -------
                                                       30,071   23,968   34,904
                                                      -------  -------  -------
INCOME (LOSS) FROM OPERATIONS........................   5,023    7,578   (7,539)
                                                      -------  -------  -------
OTHER INCOME (EXPENSES):
  Investment and other income........................     558    1,910    1,470
  Interest expense...................................  (3,528)  (3,391)  (3,917)
  Other expenses.....................................     (47)     (46)    (159)
                                                      -------  -------  -------
                                                       (3,017)  (1,527)  (2,606)
                                                      -------  -------  -------
INCOME (LOSS) BEFORE INCOME TAXES....................   2,006    6,051  (10,145)
Income tax provision (benefit).......................     136    1,807     (608)
                                                      -------  -------  -------
NET INCOME (LOSS).................................... $ 1,870  $ 4,244  $(9,537)
                                                      =======  =======  =======
Net income (loss) per common share--basic............ $  0.22  $  0.49  $ (1.11)
                                                      =======  =======  =======
Net income (loss) per common share--diluted.......... $  0.22  $  0.49  $ (1.11)
                                                      =======  =======  =======
Weighted average number of common shares--basic......   8,586    8,585    8,585
                                                      =======  =======  =======
Weighted average number of common shares--diluted....   8,688    8,669    8,585
                                                      =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                 FOREIGN
                                                    RETAINED    CURRENCY
                                       ADDITIONAL   EARNINGS   TRANSLATION
                         SHARES         PAID-IN   (ACCUMULATED ADJUSTMENT  TREASURY
                         ISSUED AMOUNT  CAPITAL     DEFICIT)    AND OTHER   STOCK    TOTAL
                         ------ ------ ---------- ------------ ----------- -------- -------
BALANCE, DECEMBER 31,
 1994................... 8,616   $86    $71,170     $ 3,494      $(4,105)   $(317)  $70,328
  Net loss..............                             (9,537)                         (9,537)
  Foreign currency
   translation
   adjustment and other.                                             730                730
                         -----   ---    -------     -------      -------    -----   -------
BALANCE, DECEMBER 31,
 1995................... 8,616    86     71,170      (6,043)      (3,375)    (317)   61,521
  Net income............                              4,244                           4,244
  Foreign currency
   translation
   adjustment and other.                                            (100)              (100)
                         -----   ---    -------     -------      -------    -----   -------
BALANCE, DECEMBER 31,
 1996................... 8,616    86     71,170      (1,799)      (3,475)    (317)   65,665
  Net income............                              1,870                           1,870
  Additional paid-in
   capital..............                    (27)                                        (27)
  Foreign currency
   translation
   adjustment...........                                          (1,021)            (1,021)
  Treasury stock........                                                       70        70
                         -----   ---    -------     -------      -------    -----   -------
BALANCE, DECEMBER 31,
 1997................... 8,616   $86    $71,143     $    71      $(4,496)   $(247)  $66,557
                         =====   ===    =======     =======      =======    =====   =======


   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)


                                                    1997      1996      1995
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................... $  1,870  $  4,244  $ (9,537)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation, depletion and amortization.......   17,065    12,433    13,300
  Deferred income tax provision (benefit)........      136     1,807      (608)
  Gain on sale of gas gathering system...........               (999)
  Oil and gas property valuation adjustment......                        8,500
                                                  --------  --------  --------
                                                    19,071    17,485    11,655
  Changes in operating assets and liabilities:
   Accounts receivable...........................    1,506      (482)     (182)
   Other current assets..........................      (25)    1,121      (289)
   Accounts payable..............................      160       748      (688)
   Accrued liabilities...........................     (224)      199       (98)
  Other..........................................     (710)     (693)      126
                                                  --------  --------  --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES....   19,778    18,378    10,524
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of oil and gas properties....    1,408     6,304     4,421
 Additions to oil and gas properties.............  (27,425)  (28,683)  (15,394)
 Additions to plant and related facilities.......     (285)     (261)     (416)
 Additions to other property, plant and
  equipment......................................     (125)     (537)     (751)
 Additions to other assets.......................     (211)      (31)       (9)
 Proceeds from sale of interest in plant and
  related facilities.............................              1,211
 Proceeds from sale of gas gathering system......              3,835
 Proceeds from sale of short-term investment.....                        6,682
                                                  --------  --------  --------
    NET CASH USED IN INVESTING ACTIVITIES........  (26,638)  (18,162)   (5,467)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt....................   13,244     3,908       665
 Repayment of long-term debt.....................   (5,757)   (7,028)   (4,257)
 Other...........................................       43
                                                  --------  --------  --------
    NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES..................................    7,530    (3,120)   (3,592)
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........     (138)       (1)      172
                                                  --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents...........................................      532    (2,905)    1,637
Cash and cash equivalents at beginning of year...    8,859    11,764    10,127
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR......... $  9,391  $  8,859  $ 11,764
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF ACCOUNTING POLICIES

 General

  PetroCorp Incorporated, a Texas corporation, is engaged in the exploration, development, acquisition and the production and sale of crude oil and natural gas in North America. The terms "PetroCorp" and "Company" refer to PetroCorp Incorporated and its subsidiaries. PetroCorp operates in Canada through its wholly-owned Canadian subsidiaries as follows: PCC Energy Inc. (PCC Inc.), PCC Energy Limited and PCC Energy Corp. PetroCorp's wholly-owned subsidiary, Fidelity Gas Systems, Inc. (FGS), was merged into PetroCorp in 1997.

 Principles of Consolidation

  The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from such estimates.

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

  Plant and related facilities, consisting principally of a gas processing plant in Alberta, Canada, are being depreciated on a straight-line basis over a remaining estimated useful life of approximately five years. Other property and equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the assets ranging from five to ten years.

  At December 31, 1997 and 1996, the cumulative amount of accrued site restoration and dismantlement costs approximated $357,000 and $140,000, respectively.

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

 Revenue Recognition

  Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and net profits royalty interests.

  Revenues from natural gas production are recorded using the sales method, net of royalties and net profits royalty interests. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 1997 and 1996, the Company has included in accrued liabilities $35,000 and $32,000 with respect to 22,000 Mcf and 20,000 Mcf, respectively, of overproduced imbalances.

  In December 1994, the Company initiated a hedging program to manage its exposure to price fluctuations on its sales of oil and natural gas. Since initiating the hedging program, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the New York Mercantile Exchange (NYMEX) to hedge its oil and gas sales. The Company combines as a unit certain purchased and written natural gas options for hedging purposes. Realized gains and losses from the Company's hedging activities are included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs are deferred (see Note 11). No hedges were in place during 1997.

  Revenues from plant processing are recognized at the time associated natural gas is processed and sold at the plant tailgate. Other revenues include revenues associated with the field gathering of third-party natural gas from certain properties in which the Company has an interest and revenues from the sale of sulfur in Canada.

 Accounts Receivable

  Accounts receivable relate primarily to sales of oil and gas and amounts due from joint interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint interest agreements. At December 31, 1997 and 1996, the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $50,000.

 Income Taxes

  The Company utilizes the liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

 Foreign Currency Translation

  The "functional currency" for translating the Company's Canadian accounts is the Canadian dollar. Assets and liabilities are translated into the reporting currency at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period. The resulting translation adjustments are accumulated in the foreign currency translation adjustment component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently. For the years ended December 31, 1997, 1996 and 1995, the Company recognized

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

foreign currency losses of $36,000, $24,000 and $13,000, respectively. At December 31, 1997, 1996 and 1995, the exchange rates were ($1 CAN = $U.S.) $0.6992, $0.7297 and $0.7329, respectively, while the average exchange rates during such years were $0.7201, $0.7334 and $0.7312, respectively.

 Earnings Per Share

  During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes new guidelines for computing earnings per share (EPS) and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects potential dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

 Cash Equivalents

  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash equivalents at December 31, 1997, 1996 and 1995 were $4,730,000, $7,407,000 and $13,623,000, respectively.

 Other

  During June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure of changes in equity from nonowner sources in a primary financial statement and the accumulated balance of such items as a separate caption within the shareholders' equity section of the balance sheet. SFAS No. 130 is effective for periods beginning after December 15, 1997. This pronouncement will impact the disclosure of the Company's foreign currency translation adjustment reported on the accompanying consolidated balance sheet.

  During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management believes the disclosure requirements of this statement will have no impact on its consolidated financial statements.

2. ACQUISITIONS

 Gulf Coast Acquisition

  On July 1, 1997, the Company acquired producing oil and gas properties located primarily in Louisiana for a cash purchase price of $9.2 million (the Gulf Coast Acquisition). This acquisition has been accounted for as a purchase and the results of operations of the oil and gas properties acquired are included in the Company's results of operations effective July 1, 1997.

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

 Millarville Acquisition

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

 Pro Forma Information

    The following unaudited pro forma financial information has been prepared to give effect to the Gulf Coast Acquisition as if such transaction had occurred at the beginning of 1997 and 1996 and the Millarville Acquisition as if such transaction had occurred at the beginning of 1996. The historical results of the Company's operations have been adjusted to reflect (i) the increase in revenues and operating expenses directly attributable to the acquisitions, (ii) increases in depletion, depreciation and amortization directly attributable to the acquisitions, (iii) the increase in interest expense related to the bank debt incurred as a result of the acquisitions and
(iv) the increase in income taxes resulting from future income directly attributable to the acquisitions. The pro forma amounts do not purport to be indicative of the results of operations that would have been reported had the acquisitions occurred as of the date indicated, or that may be reported in the future (in thousands, except per share amounts).

                                                                 UNAUDITED PRO
                                                                FORMA FINANCIAL
                                                                INFORMATION FOR
                                                                THE YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
      Revenues................................................. $37,654 $42,565
      Income from operations...................................   6,108  12,813
      Net income...............................................   2,359   7,027
      Net income per share--basic..............................    0.27    0.82

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

3. PROPERTY, PLANT AND EQUIPMENT

  Investments in property, plant and equipment were as follows at December 31, 1997 and 1996 (amounts in thousands):

                                                             1997       1996
                                                           ---------  --------
     Oil and gas properties:
       Proved............................................. $ 195,270  $174,324
       Unproved...........................................     9,592     5,279
                                                           ---------  --------
                                                             204,862   179,603
                                                           ---------  --------
     Plant and related facilities.........................     8,766     8,859
     Gas gathering facilities.............................     1,685     1,658
     Furniture, fixtures and equipment....................     2,600     2,507
                                                           ---------  --------
                                                             217,913   192,627
     Less--accumulated depreciation, depletion and
      amortization........................................  (103,644)  (87,345)
                                                           ---------  --------
                                                           $ 114,269  $105,282
                                                           =========  ========

  Depreciation, depletion and amortization for all property, plant and equipment for the years ended December 31, 1997, 1996 and 1995 was $16,880,000, $12,279,000 and $13,145,000, respectively. Oil and gas property depreciation, depletion and amortization for the years ended December 31, 1997, 1996 and 1995 was $15,383,000, $10,788,000 and $11,510,000, respectively. Depreciation, depletion and amortization per equivalent barrel (using a Mcf-to-barrel conversion factor of 6 to 1) for the years ended December 31, 1997, 1996 and 1995 was $9.06, $6.38 and $6.21, respectively, for U.S. operations and $2.97, $2.03 and $2.13, respectively, for Canadian operations. The total composite rates were $6.60, $5.24 and $5.22 for the years ended December 31, 1997, 1996 and 1995, respectively. At June 30, 1995, the Company's net capitalized costs of its U.S. oil and gas properties exceeded the capitalization ceiling by $8,500,000. This amount is reflected in the Company's results of operations for the year ended December 31, 1995.

  Product prices continue to be volatile. Since December 1997, U.S. and Canadian oil and gas prices have declined significantly. In the future, should prices remain depressed or decline further and depending on drilling results, the Company could potentially be required to record a valuation adjustment to its oil and gas property balances, resulting in a charge against earnings.

                            PETROCORP INCORPORATED

                       DECEMBER 31, 1997, 1996 AND 1995

4. LONG-TERM DEBT

  The Company's total long-term debt is payable as follows (amounts in thousands):

                                                                 1997     1996
                                                                -------  -------
      Current portion of long-term debt........................ $ 8,186  $ 5,763
      Reclassified to long-term debt...........................  (4,000)
                                                                -------  -------
      Total current portion of long-term debt.................. $ 4,186  $ 5,763
                                                                =======  =======
      Series A & B Senior Notes................................ $21,150  $25,850
      TD Bank Credit Agreement.................................  11,000
      RBC Credit Agreement.....................................   2,741    3,648
      Nonrecourse Notes Payable................................   3,301    3,964
                                                                -------  -------
                                                                 38,192   33,462
      Reclassified from current portion of long-term debt......   4,000
                                                                -------  -------
      Total long-term debt..................................... $42,192  $33,462
                                                                =======  =======

  Debt maturing in each of the years during the five-year period subsequent to December 31, 1997 is as follows: $8,186,000 in 1998, $5,900,000 in 1999,
$9,400,000 in 2000, $8,300,000 in 2001 and $9,400,000 in 2002.

  Reclassification of current debt maturities to long term represents unused capacity under the TD Bank credit agreement at December 31, 1997. The Company has both the intent and ability to refinance this debt on a long-term basis.

 Series A and Series B Senior Notes

  Series A and Series B Senior Notes at December 31, 1997 and 1996 consisted of the following (amounts in thousands):

                                                                1997    1996
                                                               ------- -------
     Series A, senior adjustable rate notes payable to a
      shareholder affiliate................................... $ 2,550 $ 4,575
     Series B, 7.55% senior notes payable to nonaffiliates....  23,300  26,275
                                                               ------- -------
                                                               $25,850 $30,850
                                                               ======= =======

  Redemption payments to affiliates and nonaffiliates were $2,025,000 and $2,975,000 in 1997 and $4,142,000 and $808,000 in 1996, respectively.

  Interest paid to affiliates and nonaffiliates for the years ended December 31, 1997, 1996 and 1995 amounted to $303,000 and $1,941,000, $1,883,000 and
$706,000, and $2,150,000 and $755,000, respectively.

  On July 29, 1993, the Company entered into the Note Purchase Agreement with subsidiaries of CIGNA Corporation and USF&G Corporation together with certain other insurance companies to refinance existing notes totaling $36,976,000 with $40,000,000 in proceeds received under the Note Purchase Agreement. At that time, subsidiaries of CIGNA Corporation and USF&G Corporation were

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

shareholder affiliates of the Company. In October 1996, the subsidiary of CIGNA Corporation sold its shares of the Company and is, therefore, no longer a shareholder affiliate. The Note Purchase Agreement provides for $10,000,000 in aggregate principal amount of senior adjustable rate notes, Series A, due June 30, 1999, payable to a subsidiary of USF&G Corporation, and $30,000,000 in aggregate principal amount of 7.55% senior notes, Series B, due June 30, 2008, payable to two subsidiaries of CIGNA Corporation and to four unaffiliated insurance companies, in the amounts of $20,000,000 and $10,000,000, respectively.

  Interest on the Series A notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the period selected. Interest rates on the Series A notes ranged from 6.71% to 6.99%, 6.68% to 7.09% and 6.71% to 7.40% during 1997, 1996 and 1995, respectively. Interest on the Series B notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  Mandatory redemptions commenced in 1994 and are payable semiannually based on a fixed schedule. Series A and B redemption payments are scheduled through June 30, 1999 and June 30, 2008, respectively. Series A notes are callable at par. Series B notes are callable at the greater of the outstanding principal or a formula-based make-whole amount.

  The Note Purchase Agreement imposes upon the Company certain financial covenants and other restrictive covenants that have the effect of restricting the amount of dividends on the common stock that may be paid by the Company.

 Bank Debt

  On June 26, 1997, the Company entered into a $50 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The current borrowing availability under this new facility is $25 million. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans.

  The Company was advanced $13,000,000 on June 30, 1997 primarily to fund the Gulf Coast Acquisition and to replace amortizing principal payments under the Series A and B Notes of the Company. The Company initially funded the $13,000,000 advance with a Prime loan but rolled over the debt into a six-month Eurodollar loan on July 7,1997 with an interest rate of 6.8%.

  The $50 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3,496,000 to partially fund the Millarville Acquisition. Such agreement was amended on November 20, 1997. The amended agreement allows the Company to forego principal payments in the first year and a half. Additionally, the Company may elect to pay interest only (Interest Only Period) during subsequent

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

years if the Company's Canadian subsidiary meets certain borrowing base tests. Otherwise, the loan becomes payable over a three-year period beginning as of July 1 as follows: $1,510,000 in the first year, $1,147,000 in the second year and $839,000 in the third year (the Term Period). The borrowings may be funded by RBC Prime loans or Banker's Acceptances (BA) loans. During the Interest Only Period, the Company pays interest at the RBC prime rate plus 1/2% on Prime loans and pays the BA rate plus 1/2% and an acceptance fee on BA loans. During the Term Period, the Company pays interest at the RBC prime rate plus 3/4% on Prime loans and pays the BA rate plus 3/4% and an acceptance fee on BA loans. The Company initially funded the debt with a Prime loan but rolled over the debt into a twelve-month BA loan on January 9, 1997 with an effective interest rate of 5.8%.

 Nonrecourse Notes Payable

  On December 12, 1991, the Company (through its Canadian subsidiary, PCC Inc.) acquired an interest in certain oil and gas properties and related gas processing facilities located in the Hanlan-Robb area in western Alberta, Canada. The Company used the proceeds from the issuance of redeemable preferred stock of PCC Inc. to partially fund the acquisition. The holders of the preferred stock also separately and concurrently acquired an interest in the same oil and gas properties as the Company.

  On August 9, 1994, PCC Inc. entered into agreements whereby PCC Inc. redeemed the remaining shares of its redeemable preferred stock for $7,034,000. Simultaneously, PCC Inc. issued $7,034,000 in nonrecourse long-term notes payable (the Nonrecourse Notes Payable) to the previous holders of the preferred stock with financial terms similar to the redeemable preferred stock. Consistent with the redeemable preferred stock, the Nonrecourse Notes Payable are denominated in Canadian dollars.

  During 1997 and 1996, interest payments were $669,000 and $896,000, respectively, while principal payments totaled $757,000 and $1,938,000, respectively. Additionally, in 1997 and 1996, the Company issued $245,000 and $261,000 of additional notes, respectively, as provided under the provisions of the agreements.

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

5. DEFERRED REVENUE

  In March 1996, FGS sold its SW Oklahoma City Field gas gathering system for $3,835,000. The Company's total gain on the sale was $3,088,000, with $999,000 being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2,089,000 of the gain was deferred. The $2,089,000 deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through December 31, 1997, $1,404,000 has been recognized, leaving a balance of $685,000 in "deferred revenue" on the consolidated balance sheet as of December 31, 1997.

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

6. PREFERRED STOCK

  The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.01 per share. However, no preferred shares have been issued. The Company's Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the dividend rights, dividend rate, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series. The Board of Directors could, without shareholder approval, issue preferred stock with voting rights and other rights that could adversely affect the voting power of holders of common stock and could be used to prevent a third party from acquiring control of the Company.

7. INCOME TAXES

  The components of income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following (amounts in thousands):

                                                       1997     1996    1995
                                                      -------  ------ --------
   United States operations.......................... $(1,269) $4,096 $(10,249)
   Canadian operations...............................   3,275   1,955      104
                                                      -------  ------ --------
                                                      $ 2,006  $6,051 $(10,145)
                                                      =======  ====== ========

  The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                            1997    1996  1995
                                                            -----  ------ -----
   Deferred:
     U.S.--federal......................................... $(344) $1,475 $(560)
     U.S.--state...........................................   (20)     84   (32)
     Canada................................................   500     248   (16)
                                                            -----  ------ -----
                                                            $ 136  $1,807 $(608)
                                                            =====  ====== =====

  A reconciliation of the Company's United States income tax provision (benefit) computed by applying the statutory United States federal income tax rate to the Company's income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 is presented in the following table (amounts in thousands):

                                                        1997    1996    1995
                                                       ------  ------  -------
United States federal income taxes (benefit) at
 statutory rate of 35%................................ $  702  $2,118  $(3,551)
Increases (reductions) resulting from:
  Canadian earnings not subject to United States
   taxes.............................................. (1,146)   (684)     (36)
  Canadian income taxes...............................    500     248      (16)
  State income taxes..................................    (20)     84      (32)
  Oil and gas property valuation adjustment...........                   2,975
  Other...............................................    100      41       52
                                                       ------  ------  -------
                                                       $  136  $1,807  $  (608)
                                                       ======  ======  =======

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

  Deferred tax assets and liabilities consist of the following at December 31, 1997 and 1996 (amounts in thousands):

                                                              1997      1996
                                                            --------  --------
Deferred tax assets:
  Net operating loss carryforward--U.S..................... $  6,573  $  8,900
  Net operating loss carryforward--Canada..................    2,318     1,738
                                                            --------  --------
Gross deferred tax asset...................................    8,891    10,638
                                                            --------  --------
Deferred tax liabilities:
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--U.S..............   (8,980)  (11,671)
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--Canada...........   (7,703)   (5,970)
                                                            --------  --------
Gross deferred tax liability...............................  (16,683)  (17,641)
                                                            --------  --------
                                                            $ (7,792) $ (7,003)
                                                            ========  ========

  As of December 31, 1997, the Company has U.S. net operating loss carryforwards of $17,765,000 and $11,466,000 for regular tax and alternative minimum tax purposes, respectively, which begin to expire in 2001. The Company is subject to certain restrictions under Section 382 on the annual utilization of a portion of its net operating loss carryforwards. Certain future changes in the Company's shareholders may impose additional limitations as well.

  Under SFAS No. 109, the Company was required to increase deferred income taxes and oil and gas properties by $3,736,000 for the deferred tax effect of the excess of the Company's book basis of the stock acquired in the Millarville Acquisition over the tax basis of the net assets acquired.

  The provision for Canadian income taxes differs from the amount of income tax determined by applying the Canadian statutory income tax rate to pretax Canadian income as a result of the following (amounts in thousands):

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1997     1996    1995
                                                       -------  -------  -----
Tax computed at statutory rate of 44.62%.............. $ 1,461  $   872  $  46
Nondeductible crown royalties.........................   1,160      510    535
Resource allowance....................................  (1,948)  (1,134)  (597)
Alberta royalty tax credit............................    (173)
                                                       -------  -------  -----
                                                       $   500  $   248  $ (16)
                                                       =======  =======  =====

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

8. STOCK OPTION AND OTHER EMPLOYEE BENEFIT PLANS

  In 1992, the Company established the 1992 PetroCorp Stock Option Plan (the Option Plan). The Option Plan allows up to 957,357 option shares to be granted and outstanding. The following table summarizes these options:

                                                                     EXERCISE
                                                          OPTIONS     PRICE
                                                          -------  ------------
      Outstanding at December 31, 1994..................  737,740  $5.00-$10.00
        Granted.........................................
        Forfeited.......................................  (20,000)    $10.00
        Exercised.......................................
                                                          -------
      Outstanding at December 31, 1995..................  717,740  $5.00-$10.00
        Granted.........................................  200,000     $6.38
        Forfeited.......................................  (47,000)    $10.00
        Exercised.......................................
                                                          -------
      Outstanding at December 31, 1996..................  870,740  $5.00-$10.00
        Granted.........................................
        Forfeited.......................................
        Exercised.......................................   (5,000)    $5.00
                                                          -------
      Outstanding at December 31, 1997..................  865,740  $5.00-$10.00
                                                          =======

  The weighted average exercise prices for options under the Option Plan outstanding at December 31, 1997, 1996 and 1995 were $7.86, $7.84 and $8.43, respectively.

  In October 1996, all granted stock options under the Option Plan were fully vested and exercisable as a change in control, defined in the Option Plan as the change in ownership of more than 30% of the outstanding common shares of the Company, occurred after Kaiser-Francis Oil Company purchased the common shares owned by investment funds managed by First Reserve Corporation and the common shares owned by a subsidiary of CIGNA Corporation.

  In 1997, the Company established the 1997 PetroCorp Non-Employee Director Stock Option Plan (the Director Option Plan) for the benefit of the Company's Board of Directors. This plan allows up to 75,000 option shares to be granted and outstanding. The following table summarizes these options.

                                                                        EXERCISE
                                                                OPTIONS  PRICE
                                                                ------- --------
      Outstanding at December 31, 1996
        Granted................................................ 25,000   $8.63
        Forfeited..............................................
        Exercised..............................................
                                                                ------   -----
      Outstanding at December 31, 1997......................... 25,000   $8.63
                                                                ======   =====

  The Director Options were fully vested at the date of grant.

  Stock options under both plans expire ten years from the date of grant.

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

  The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value based method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for these stock-based compensation plans. Had compensation cost for the Option Plan and the Director Option Plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123 the Company's 1997 and 1996 net income and earnings per share would have been reduced by approximately $79,000 and $450,000 or $0.01 and $0.05 per share, respectively. The fair value of the options granted during 1997 is estimated as $126,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 31.1%, risk-free interest rate of 6.74% and an expected life of ten years. The fair value of the options granted during 1996 is estimated as $720,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 34.3%, risk-free interest rate of 5.7% and an expected life of ten years.

  The Company has a savings plan, which became effective January 1, 1993, available to qualified employees and is qualified as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions for an amount up to 6% of each employee's salary. The Company's contributions to the plan, which are charged to expense, totaled $188,000, $208,000 and $243,000 in 1997, 1996 and 1995, respectively.

9. EARNINGS PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (amounts in thousands except per share amounts).

                                                                       PER SHARE
                                                       INCOME   SHARES  AMOUNT
                                                       -------  ------ ---------
      Year ended December 31, 1997:
       Basic EPS:
        Net income.................................... $ 1,870  8,586   $ 0.22
       Effect of dilutive securities:
        Options.......................................            102
                                                       -------  -----   ------
       Diluted EPS:
        Net income.................................... $ 1,870  8,688   $ 0.22
                                                       =======  =====   ======
      Year ended December 31, 1996:
       Basic EPS:
        Net income.................................... $ 4,244  8,585   $ 0.49
       Effect of dilutive securities:
        Options.......................................             84
                                                       -------  -----   ------
       Diluted EPS:
        Net income.................................... $ 4,244  8,669   $ 0.49
                                                       =======  =====   ======
      Year ended December 31, 1995:
       Basic EPS:
        Net income.................................... $(9,537) 8,585   $(1.11)
       Effect of dilutive securities:
        Options.......................................
                                                       -------  -----   ------
       Diluted EPS:
        Net income.................................... $(9,537) 8,585   $(1.11)
                                                       =======  =====   ======

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

  Options to purchase 445,740 shares of common stock at $10.00 per share were outstanding during the year ended December 31, 1997 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

10. GEOGRAPHIC AREA INFORMATION

  The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (amounts in thousands):

                                           UNITED            GENERAL
                                           STATES   CANADA  CORPORATE  TOTAL
                                           -------  ------- --------- --------
1997:
  Revenues................................ $24,068  $11,026           $ 35,094
  Income (loss) from operations...........   4,902    5,748  $(5,627)    5,023
  Depreciation, depletion and
   amortization...........................  12,925    3,565      575    17,065
  Capital expenditures....................  20,564    7,172      309    28,045
  Identifiable assets at December 31......  88,132   41,803      989   130,924
1996:
  Revenues................................ $25,452  $ 6,094           $ 31,546
  Income (loss) from operations...........   9,466    3,433  $(5,301)    7,578
  Depreciation, depletion and
   amortization...........................   9,886    1,918      629    12,433
  Capital expenditures....................  15,200   13,899      412    29,511
  Identifiable assets at December 31......  80,706   40,961    1,197   122,864
1995:
  Revenues................................ $22,100  $ 5,265           $ 27,365
  Income (loss) from operations...........  (3,579)   2,205  $(6,165)   (7,539)
  Depreciation, depletion and
   amortization...........................  10,662    2,017      621    13,300
  Oil and gas property valuation
   adjustment.............................   8,500                       8,500
  Capital expenditures....................  12,938    3,375      257    16,570
  Identifiable assets at December 31......  83,824   29,601    1,414   114,839

  The following table reflects purchasers which accounted for more than 10% of the Company's oil and gas revenues:

                                                                  1997  1996  1995
                                                                  ----  ----  ----
      EOTT Energy Operating Limited Partnership..................  26%   20%
      Pan-Alberta Gas Ltd........................................  21%   17%   14%
      Sun Refining and Marketing Company.........................        14%   22%
      Conoco Inc.................................................              11%

  The majority of the Company's Canadian gas is dedicated under long-term contracts to Pan-Alberta Gas Ltd., a major Canadian aggregator. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

11. HEDGING PROGRAM AND FAIR VALUE OF FINANCIAL INSTRUMENTS

 Hedging Program

  Prior to 1997, the Company has utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. Realized gains and losses from the Company's hedging activities were included in oil and gas revenues in the period of the hedged production. Normally, any realized and unrealized gains and losses prior to the period when the hedged production occurs would be deferred. Previously, the Company has used oil and natural gas futures contracts or natural gas option contracts traded on the NYMEX to hedge its oil and gas sales.

  The Company recorded realized hedging losses of $918,000 in 1996 and hedging gains of $338,000 in 1995. No hedges were in place in 1997.

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

 Fair Value of Financial Instruments

  The following information discloses the fair value of the Company's financial instruments in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (amounts in thousands):

                                                              CARRYING   FAIR
                                                               AMOUNT    VALUE
                                                              --------  -------
      1997:
       Long-term debt:
        Series B, 7.55% senior notes......................... $23,300   $23,772
      1996:
       Long-term debt:
        Series B, 7.55% senior notes.........................  26,275    27,150
      1995:
       Long-term debt:
        Series B, 7.55% senior notes.........................  28,700    29,300
       Futures contracts:
        Oil (unrealized loss)................................    (134)     (134)

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

                             PETROCORP INCORPORATED

                        DECEMBER 31, 1997, 1996 AND 1995

12. COMMITMENTS AND CONTINGENCIES

  The Company has entered into operating lease agreements with noncancelable terms in excess of one year for office space. Future minimum lease payments are $418,000, $393,000, $396,000, $434,000 and $434,000 for the years ended
December 31, 1997, 1998, 1999, 2000 and 2001, respectively. Total rental expense for office space for the years ended December 31, 1997, 1996 and 1995 was $648,000, $646,000 and $637,000, respectively.

  There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

13. RELATED PARTY TRANSACTIONS

  The Company has engaged an engineering consulting company to procure certain services and equipment pertaining to its Canadian operations. The consulting company solicits bids from various vendors in order to obtain competitive pricing. During 1997, the consulting company procured $148,000 in an arm's-length transaction from an equipment supplier partly owned by a director of the Company's Canadian subsidiaries who is also a relative of the Company's Chief Executive Officer.

  The Company is a joint interest owner in a project operated by Kaiser-Francis Oil Company, a shareholder affiliate. During 1997, the Company remitted $914,000 to Kaiser-Francis as payment of the Company's share of the joint operation.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

  Presented below are costs incurred in petroleum property acquisition, exploration and development activities (amounts in thousands):

                                                          U.S.   CANADA   TOTAL
                                                         ------- ------- -------
1997:
 Acquisition of properties:
  Proved properties..................................... $ 9,993 $   954 $10,947
  Unproved properties...................................   1,671     537   2,208
 Exploration costs......................................   4,827   3,757   8,584
 Development costs......................................   4,047   1,639   5,686
                                                         ------- ------- -------
   Total................................................ $20,538 $ 6,887 $27,425
                                                         ======= ======= =======
1996:
 Acquisition of properties:
  Proved properties..................................... $ 5,157 $11,468 $16,625
  Unproved properties...................................     645     861   1,506
 Exploration costs......................................   3,029     770   3,799
 Development costs......................................   6,214     539   6,753
                                                         ------- ------- -------
   Total................................................ $15,045 $13,638 $28,683
                                                         ======= ======= =======
1995:
 Acquisition of properties:
  Proved properties..................................... $   136         $   136
  Unproved properties...................................   2,437 $    93   2,530
 Exploration costs......................................   5,208   1,128   6,336
 Development costs......................................   4,657   1,735   6,392
                                                         ------- ------- -------
   Total................................................ $12,438 $ 2,956 $15,394
                                                         ======= ======= =======

  Included in the above amounts for the years ended December 31, 1997, 1996 and 1995 were $1,897,000, $1,690,000 and $1,962,000, respectively, of capitalized internal costs related to property acquisition, exploration and development. Under SFAS No. 109, the Company was required to increase deferred income taxes and oil and gas properties by $3,736,000 for the deferred tax effect of the excess of the Company's book basis of the stock acquired in the Millarville Acquisition over the tax basis of the net assets acquired. Such increase in oil and gas properties is not included in the above amounts.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

  The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to petroleum producing operations (amounts in thousands):

                                                     U.S.    CANADA    TOTAL
                                                   --------  -------  --------
1997:
 Proved properties................................ $157,370  $37,900  $195,270
 Unproved properties..............................    7,877    1,715     9,592
                                                   --------  -------  --------
                                                    165,247   39,615   204,862
 Accumulated depreciation, depletion and
  amortization....................................  (88,226)  (8,006)  (96,232)
                                                   --------  -------  --------
                                                   $ 77,021  $31,609  $108,630
                                                   ========  =======  ========
1996:
 Proved properties................................ $141,096  $33,228  $174,324
 Unproved properties..............................    3,887    1,392     5,279
                                                   --------  -------  --------
                                                    144,983   34,620   179,603
 Accumulated depreciation, depletion and
  amortization....................................  (75,638)  (5,525)  (81,163)
                                                   --------  -------  --------
                                                   $ 69,345  $29,095  $ 98,440
                                                   ========  =======  ========
1995:
 Proved properties................................ $128,891  $21,176  $150,067
 Unproved properties..............................    3,433      973     4,406
                                                   --------  -------  --------
                                                    132,324   22,149   154,473
 Accumulated depreciation, depletion and
  amortization....................................  (65,938)  (4,462)  (70,400)
                                                   --------  -------  --------
                                                   $ 66,386  $17,687  $ 84,073
                                                   ========  =======  ========

  Of the unproved properties capitalized cost at December 31, 1997, approximately $5,099,000 and $2,931,000 was incurred in 1997 and 1996, respectively. The Company anticipates evaluating these properties during subsequent years.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

RESULTS OF OPERATIONS FROM PETROLEUM PRODUCING ACTIVITIES

  The results of operations from petroleum producing activities, which do not include revenues associated with the production and sale of sulfur, are as follows (amounts in thousands):

                                                     U.S.    CANADA    TOTAL
                                                   --------  -------  --------
1997:
 Revenues......................................... $ 24,068  $ 9,434  $ 33,502
 Production costs.................................   (6,080)  (1,713)   (7,793)
 Depreciation, depletion and amortization.........  (12,589)  (2,794)  (15,383)
 Income tax expense...............................   (1,998)    (739)   (2,737)
                                                   --------  -------  --------
 Results of operations from petroleum producing
  activities (excluding corporate overhead and
  interest costs)................................. $  3,401  $ 4,188  $  7,589
                                                   ========  =======  ========
1996:
 Revenues......................................... $ 25,329  $ 4,389  $ 29,718
 Production costs.................................   (5,917)    (743)   (6,660)
 Depreciation, depletion and amortization.........   (9,700)  (1,088)  (10,788)
 Income tax expense...............................   (3,593)    (307)   (3,900)
                                                   --------  -------  --------
 Results of operations from petroleum producing
  activities (excluding corporate overhead and
  interest costs)................................. $  6,119  $ 2,251  $  8,370
                                                   ========  =======  ========
1995:
 Revenues......................................... $ 21,520  $ 2,928  $ 24,448
 Production costs.................................   (6,261)  (1,043)   (7,304)
 Depreciation, depletion and amortization.........  (10,370)  (1,140)  (11,510)
 Oil and gas property valuation adjustment........   (8,500)            (8,500)
 Income tax expense...............................   (1,809)    (230)   (2,039)
                                                   --------  -------  --------
 Results of operations from petroleum producing
  activities (excluding corporate overhead and
  interest costs)................................. $ (5,420) $   515  $ (4,905)
                                                   ========  =======  ========

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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

  The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1997, 1996 and 1995 and the changes in its proved reserves are as follows:

                                     U.S.           CANADA           TOTAL
                                ---------------  --------------  --------------
                                  OIL      GAS     OIL     GAS     OIL     GAS
                                (MBBLS)  (MMCF)  (MBBLS) (MMCF)  (MBBLS) (MMCF)
                                -------  ------  ------  ------  ------  ------
1997:
 Proved reserves:
  Beginning of year............  4,108   26,620  1,124   54,153   5,232  80,773
  Production...................   (580)  (4,853)  (142)  (4,787)   (722) (9,640)
  Purchase of minerals-in-
   place.......................    228    5,830     21      408     249   6,238
  Extensions and discoveries...     72    1,553    248   12,795     320  14,348
  Sales of minerals-in-place...                    (19)    (840)    (19)   (840)
  Revisions to previous
   estimates...................   (355)  (1,871)   330   (1,704)    (25) (3,575)
                                ------   ------  -----   ------  ------  ------
  End of year..................  3,473   27,279  1,562   60,025   5,035  87,304
                                ======   ======  =====   ======  ======  ======
 Proved developed reserves:
  Beginning of year............  2,414   22,517    941   46,125   3,355  68,642
                                ======   ======  =====   ======  ======  ======
  End of year..................  3,385   24,011  1,469   55,204   4,854  79,215
                                ======   ======  =====   ======  ======  ======
1996:
 Proved reserves:
  Beginning of year............  6,740   29,345     24   53,496   6,764  82,841
  Production...................   (662)  (5,155)    (5)  (3,182)   (667) (8,337)
  Purchase of minerals-in-
   place.......................    281    3,187  1,107    6,787   1,388   9,974
  Extensions and discoveries...    388    3,098      5    2,139     393   5,237
  Sales of minerals-in-place...    (49)  (1,655)         (5,858)    (49) (7,513)
  Revisions to previous
   estimates................... (2,590)  (2,200)    (7)     771  (2,597) (1,429)
                                ------   ------  -----   ------  ------  ------
  End of year..................  4,108   26,620  1,124   54,153   5,232  80,773
                                ======   ======  =====   ======  ======  ======
 Proved developed reserves:
  Beginning of year............  2,617   28,256     21   45,339   2,638  73,595
                                ======   ======  =====   ======  ======  ======
  End of year..................  2,414   22,517    941   46,125   3,355  68,642
                                ======   ======  =====   ======  ======  ======
1995:
 Proved reserves:
  Beginning of year............  6,845   34,412     16   47,404   6,861  81,816
  Production...................   (656)  (6,084)    (2)  (3,199)   (658) (9,283)
  Purchase of minerals-in-
   place.......................     27      152                      27     152
  Extensions and discoveries...    345    1,053           2,089     345   3,142
  Sales of minerals-in-place...            (413)                           (413)
  Revisions to previous
   estimates...................    179      225     10    7,202     189   7,427
                                ------   ------  -----   ------  ------  ------
 End of year...................  6,740   29,345     24   53,496   6,764  82,841
                                ======   ======  =====   ======  ======  ======
 Proved developed reserves:
  Beginning of year............  2,437   31,782     16   41,381   2,453  73,163
                                ======   ======  =====   ======  ======  ======
  End of year..................  2,617   28,256     21   45,339   2,638  73,595
                                ======   ======  =====   ======  ======  ======

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

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

  The standardized measure of discounted future net cash flow amounts contained in the following tabulation do not purport to represent the fair market value of oil and gas properties. No value has been given to unproven properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Future realization of oil and gas prices over the remaining reserve lives may vary significantly from current prices. In addition, the method of valuation utilized, based on current prices and costs and the use of a 10% discount rate, is not necessarily appropriate for determining fair value.

  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

                                                       U.S.    CANADA   TOTAL
                                                     -------- -------- --------
1997:
 Future gross revenues.............................. $131,220 $112,021 $243,241
 Less--future costs:
  Production........................................   28,274   36,584   64,858
  Development and dismantlement.....................    3,519    3,735    7,254
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   99,427   71,702  171,129
 Less--10% annual discount for estimated timing of
  cash flows........................................   30,800   29,517   60,317
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................   68,627   42,185  110,812
 Less--present value of future income taxes.........    7,388   11,137   18,525
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 61,239 $ 31,048 $ 92,287
                                                     ======== ======== ========
1996:
 Future gross revenues.............................. $201,711 $156,207 $357,918
 Less--future costs:
  Production........................................   38,528   29,367   67,895
  Development and dismantlement.....................    4,119    3,487    7,606
                                                     -------- -------- --------
 Future net cash flows before income taxes..........  159,064  123,353  282,417
 Less--10% annual discount for estimated timing of
  cash flows........................................   55,919   49,741  105,660
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................  103,145   73,612  176,757
 Less--present value of future income taxes.........   23,176   22,202   45,378
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 79,969 $ 51,410 $131,379
                                                     ======== ======== ========
1995:
 Future gross revenues.............................. $182,422 $ 63,969 $246,391
 Less--future costs:
  Production........................................   50,797   23,379   74,176
  Development and dismantlement.....................    7,252    2,215    9,467
                                                     -------- -------- --------
 Future net cash flows before income taxes..........  124,373   38,375  162,748
 Less--10% annual discount for estimated timing of
  cash flows........................................   46,126   15,829   61,955
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................   78,247   22,546  100,793
 Less--present value of future income taxes.........   12,925    3,057   15,982
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 65,322 $ 19,489 $ 84,811
                                                     ======== ======== ========

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

  The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

                                                    U.S.     CANADA    TOTAL
                                                  --------  --------  --------
1997:
 Standardized measure--beginning of period....... $ 79,969  $ 51,410  $131,379
  Sales of oil and gas produced, net of
   production costs..............................  (17,988)   (7,721)  (25,709)
  Purchases of minerals-in-place.................   14,138       382    14,520
  Extensions and discoveries.....................    2,371     7,296     9,667
  Sales of minerals-in-place.....................               (582)     (582)
  Net changes in prices and production costs.....  (35,621)  (35,279)  (70,900)
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs.........................................    2,086     1,367     3,453
  Revisions to previous quantity estimates.......   (5,479)      175    (5,304)
  Accretion of discount..........................   10,315     7,361    17,676
  Changes in timing of production and other......   (5,052)   (4,775)   (9,827)
  Net changes in income taxes....................   16,500    11,414    27,914
                                                  --------  --------  --------
 Standardized measure--end of period............. $ 61,239  $ 31,048  $ 92,287
                                                  ========  ========  ========
1996:
 Standardized measure--beginning of period....... $ 65,322  $ 19,489  $ 84,811
  Sales of oil and gas produced, net of
   production costs..............................  (19,412)   (3,646)  (23,058)
  Purchases of minerals-in-place.................    8,840    16,834    25,674
  Extensions and discoveries.....................   11,010     3,038    14,048
  Sales of minerals-in-place.....................   (1,562)   (3,065)   (4,627)
  Net changes in prices and production costs.....   48,122    36,851    84,973
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs.........................................    4,276       (50)    4,226
  Revisions to previous quantity estimates.......  (33,836)      884   (32,952)
  Accretion of discount..........................    7,825     2,255    10,080
  Changes in timing of production and other......     (770)   (2,113)   (2,883)
  Net changes in income taxes....................   (9,846)  (19,067)  (28,913)
                                                  --------  --------  --------
 Standardized measure--end of period............. $ 79,969  $ 51,410  $131,379
                                                  ========  ========  ========
1995:
 Standardized measure--beginning of period....... $ 56,251  $ 17,077  $ 73,328
  Sales of oil and gas produced, net of
   production costs..............................  (15,259)   (1,885)  (17,144)
  Purchases of minerals-in-place.................      182                 182
  Extensions and discoveries.....................    5,086     1,095     6,181
  Sales of minerals-in-place.....................     (447)               (447)
  Net changes in prices and production costs.....   10,372    (1,870)    8,502
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs.........................................    2,677       315     2,992
  Revisions to previous quantity estimates.......    1,454     3,148     4,602
  Accretion of discount..........................    6,814     2,120     8,934
  Changes in timing of production and other......     (770)   (1,575)   (2,345)
  Net changes in income taxes....................   (1,038)    1,064        26
                                                  --------  --------  --------
 Standardized measure--end of period............. $ 65,322  $ 19,489  $ 84,811
                                                  ========  ========  ========

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

  The standardized measure amounts are based on current prices at each year end and reflect overall weighted average prices of:

                                                             U.S.  CANADA TOTAL
                                                            ------ ------ ------
1997:
  Oil (per BBL)............................................ $17.31 $15.18 $16.65
  Gas (per Mcf)............................................   2.61   1.46   1.84
1996:
  Oil (per BBL)............................................ $25.24 $23.18 $24.80
  Gas (per Mcf)............................................   3.68   2.40   2.82
1995:
  Oil (per BBL)............................................ $18.20 $17.96 $18.20
  Gas (per Mcf)............................................   2.04   1.19   1.49

  Information relating to sulfur in Canada which has not been included in the standardized measure is summarized as follows:

                                                     1997      1996      1995
                                                  ---------- -------- ----------
Revenues for the year ended December 31.........  $  183,000 $ 99,000 $  457,000
Production (long tons) for the year ended Decem-
 ber 31.........................................      15,546   13,337     14,284
Estimated proved reserves (long tons) as of De-
 cember 31......................................     202,000  191,000    228,000
Present value (10%), before income taxes, of fu-
 ture net revenues..............................   1,080,000  132,000  4,367,000
Price per long ton, net of transportation costs,
 used to determine future revenues at December
 31.............................................  $     9.36 $   1.16 $    32.23

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(CONTINUED)

                        DECEMBER 31, 1997, 1996 AND 1995

                                  (UNAUDITED)

                      SUMMARIZED QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FIRST  SECOND   THIRD  FOURTH
                                         QUARTER QUARTER QUARTER QUARTER  YEAR
                                         ------- ------- ------- ------- -------
Year ended December 31, 1997:
  Revenues.............................. $9,394  $7,586  $8,738  $9,376  $35,094
  Gross profit(1).......................  3,655   1,752   2,366   2,302   10,075
  Income from operations................  2,357     401   1,224   1,041    5,023
  Net income............................    975     244     227     424    1,870
  Net income per share--basic........... $ 0.11  $ 0.03  $ 0.03  $ 0.05  $  0.22
Year ended December 31, 1996:
  Revenues.............................. $7,530  $7,389  $7,306  $9,321  $31,546
  Gross profit(1).......................  2,759   2,619   2,550   4,322   12,250
  Income from operations................  1,512   1,409   1,537   3,120    7,578
  Net income(2).........................  1,249     520     635   1,840    4,244
  Net income per share--basic........... $ 0.14  $ 0.06  $ 0.07  $ 0.21  $  0.49

--------
(1) Revenues less operating expenses other than general and administrative.
(2) In the first quarter of 1996, the Company recorded a $629,000 after-tax gain related to the sale of its Oklahoma gas gathering system.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PetroCorp Incorporated
                                          (Registrant)

                                                   /s/ W. Neil McBean
                                          By:__________________________________
                                                     W. Neil McBean
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: March 27, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



              SIGNATURE                      TITLE                   DATE

   /s/    W. Neil McBean             President, Chief          March 27, 1998
-----------------------------------   Executive Officer
          W. Neil McBean              (Principal
                                      Executive Officer)
                                      and Director

   /s/   Craig K. Townsend           Vice President--          March 24, 1998
-----------------------------------   Finance, Secretary
         Craig K. Townsend            and Treasurer
                                      (Principal
                                      Financial Officer
                                      and Principal
                                      Accounting Officer)

   /s/   Lealon L. Sargent           Chairman of the Board     March 24, 1998
-----------------------------------   of Directors
         Lealon L. Sargent

   /s/   Thomas N. Amonett           Director                  March 27, 1998
-----------------------------------
         Thomas N. Amonett

   /s/  Gary R. Christopher          Director                  March 23, 1998
-----------------------------------
        Gary R. Christopher

   /s/   G. Jay Erbe, Jr.            Director                  March 24, 1998
-----------------------------------
         G. Jay Erbe, Jr.

   /s/  Stephen M. McGrath           Director                  March 23, 1998
-----------------------------------
        Stephen M. McGrath

   /s/   Robert C. Thomas            Director                  March 20, 1998
-----------------------------------
         Robert C. Thomas

                                 EXHIBIT INDEX

 NO.                  ITEM
 ---                  ----
 21   --List of material subsidiaries
 23.1 --Consent of Price Waterhouse LLP
 23.2 --Consent of Huddleston & Co., Inc.
 27   --Financial Data Schedule