Form 10-Q
period 1998-03-31
PETROCORP INC
filed 1998-05-15
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period _____________ to ____________

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


                                Yes [X]  No [_]


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 1998:


      Common Stock, $.01 per value                        8,633,519
      ----------------------------                        ---------
            (Title of Class)                    (Number of Shares Outstanding)

                            PETROCORP INCORPORATED


                                     INDEX



                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

     Consolidated Balance Sheet at March 31, 1998 and December 31, 1997        1

     Consolidated Statement of Operations for the three months ended           2
      March 31, 1998 and 1997

     Consolidated Statement of Cash Flows for the three months ended           3
      March 31, 1998 and 1997

     Notes to Consolidated Financial Statements                                4

Item 2.   Management's Discussion and Analysis of Financial  Condition
          and Results of Operations                                            6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           10

PART II.  OTHER INFORMATION                                                   11

SIGNATURES                                                                    12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                 March 31,      December 31,
                                                                   1998            1997
                                                                 ---------       --------
                            Assets                              (Unaudited)
Current assets:
  Cash and cash equivalents                                      $   6,086       $  9,391
  Accounts receivable, net                                           4,735          6,608
  Other current assets                                                 299            337
                                                                 ---------       --------
    Total current assets                                            11,120         16,336
                                                                 ---------       --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method, net
   of accumulated depreciation, depletion and amortization         101,570         99,038
  Unproved oil and gas properties, not subject to depletion          8,263          9,592
  Plant and related facilities, net                                  3,790          3,922
  Other, net                                                         1,610          1,717
                                                                 ---------       --------
                                                                   115,233        114,269
                                                                 ---------       --------
Other assets, net                                                      269            319
                                                                 ---------       --------
    Total assets                                                 $ 126,622       $130,924
                                                                 =========       ========
         Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                               $   4,696       $  6,167
  Accrued liabilities                                                3,692          3,345
  Current portion of long-term debt                                    777          4,186
                                                                 ---------       --------
    Total current liabilities                                        9,165         13,698
                                                                 ---------       --------
Long-term debt                                                      43,547         42,192
                                                                 ---------       --------
Deferred revenue                                                       559            685
                                                                 ---------       --------
Deferred income taxes                                                7,244          7,792
                                                                 ---------       --------
Commitments and contingencies (Note  5)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
   none issued                                                           0              0
  Common stock, $0.01 par value, 25,000,000 shares authorized,
   8,616,216 shares issued and 8,591,519 shares outstanding             86             86
  Additional paid-in capital                                        71,143         71,143
  Retained earnings (accumulated deficit)                             (565)            71
  Accumulated other comprehensive income (loss)                     (4,310)        (4,496)
  Treasury stock, at cost  (24,697 shares)                            (247)          (247)
                                                                 ---------       --------
    Total shareholders' equity                                      66,107         66,557
                                                                 ---------       --------
    Total liabilities and shareholders' equity                   $ 126,622       $130,924
                                                                 =========       ========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                       For the three months
                                                         ended March 31,
                                                        ------------------
                                                         1998        1997
                                                        -------     ------
REVENUES:
 Oil and gas                                            $ 6,173     $8,975
 Plant processing                                           343        364
 Other                                                      (10)        55
                                                        -------     ------
                                                          6,506      9,394
                                                        -------     ------
EXPENSES:
 Production costs                                         1,789      1,818
 Depreciation, depletion and amortization                 3,951      3,847
 General and administrative                               1,178      1,256
 Other operating expenses                                    38        116
                                                        -------     ------
                                                          6,956      7,037
                                                        -------     ------
INCOME (LOSS) FROM OPERATIONS                              (450)     2,357
                                                        -------     ------
OTHER INCOME (EXPENSES):
 Investment and other income                                 92        156
 Interest expense                                          (864)      (794)
 Other expenses                                              (3)        (7)
                                                        -------     ------
                                                           (775)      (645)
                                                        -------     ------
INCOME (LOSS) BEFORE INCOME TAXES                        (1,225)     1,712
Income tax provision (benefit)                             (589)       737
                                                        -------     ------
NET INCOME (LOSS)                                       $  (636)    $  975
                                                        =======     ======
Net income (loss) per common share-basic                $ (0.07)    $ 0.11
                                                        =======     ======
Net income (loss) per common share-diluted              $ (0.07)    $ 0.11
                                                        =======     ======
Weighted average number of common shares-basic            8,592      8,585
                                                        =======     ======
Weighted average number of common shares diluted          8,592      8,694
                                                        =======     ======


        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                               For the three months
                                                                 ended March 31,
                                                               -------------------
                                                                 1998       1997
                                                               -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             $  (636)    $   975
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                      3,951       3,847
   Deferred income tax provision (benefit)                        (589)        737
                                                               -------     -------
                                                                 2,726       5,559
   Change in operating assets and liabilities:
     Accounts receivable                                         1,873       3,583
     Other current assets                                           38         (90)
     Accounts payable                                           (1,471)      2,744
     Accrued liabilities                                           347         216
   Other                                                          (126)       (214)
                                                               -------     -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,387      11,798
                                                               -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                            (5,482)     (4,481)
 Additions to plant and related facilities                         (36)        (67)
 Additions to other property, plant and equipment                  (48)        (26)
 Additions to other assets                                           0          (6)
 Proceeds from sale of oil and gas properties                      977           0
                                                               -------     -------
    NET CASH USED IN INVESTING ACTIVITIES                       (4,589)     (4,580)
                                                               -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                       82          46
 Repayment of long-term debt                                    (2,193)       (188)
                                                               -------     -------
    NET CASH USED IN FINANCING ACTIVITIES                       (2,111)       (142)
                                                               -------     -------
Effect of exchange rate changes on cash                              8         (20)
                                                               -------     -------
Net increase (decrease) in cash and cash equivalents            (3,305)      7,056
Cash and cash equivalents at beginning of period                 9,391       8,859
                                                               -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 6,086     $15,915
                                                               =======     =======



        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.


NOTE 2 - COMPREHENSIVE INCOME:

  The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income (loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income (loss) for the three months ended March 31, 1998 and 1997 are as follows (amounts in thousands):

                                          For the three
                                          -------------
                                          months ended
                                          ------------
                                            March 31,
                                            ---------
                                         1998      1997
                                         -----    -----
Net income (loss)                       $ (636)   $ 975
     Foreign currency translation          186     (239)
                                        ------    -----
Comprehensive income (loss)             $ (450)   $ 736
                                        ======    =====


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

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

  Product prices declined significantly during the first quarter and continue to be volatile subsequent to March 31, 1998. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. In the future, should product prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

NOTE 4- DEFERRED REVENUE:

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through March 31, 1998, $1.5 million has been recognized, leaving a balance of $559,000 million in "deferred revenue" on the consolidated balance sheet as of March 31, 1998.

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

  The following table reflects certain operating data for the periods presented:

                                                                  For the three
                                                                  -------------
                                                                  months ended
                                                                  ------------
                                                                    March 31,
                                                                    ---------
                                                                   1998   1997
                                                                   ----   ----
     PRODUCTION:
         United States:
             Oil (MBbls)........................................    121     149
             Gas (MMcf).........................................  1,164   1,116
             Oil equivalents (MBOE).............................    315     335
         Canada:
             Oil (MBbls)........................................     32      32
             Gas (MMcf).........................................  1,102     994
             Oil equivalents (MBOE).............................    216     198
         Total:
             Oil (MBbls)........................................    153     181
             Gas (MMcf).........................................  2,266   2,110
             Oil equivalents (MBOE).............................    531     533

     AVERAGE SALES PRICES:
         United States:
             Oil (per Bbl)...................................... $14.42  $22.00
             Gas (per Mcf)......................................   2.20    2.92
         Canada:
             Oil (per Bbl)......................................  12.88   20.98
             Gas (per Mcf)......................................   1.32    1.77
         Weighted average:
             Oil (per Bbl)......................................  14.10   21.82
             Gas (per Mcf)......................................   1.77    2.38

     SELECTED DATA PER BOE:
         Average sales price.................................... $11.63  $16.84
         Production costs.......................................   3.37    3.41
         General and administrative expenses....................   2.22    2.36
         Oil and gas depreciation, depletion and amortization...   6.68    6.39

ACQUISITIONS

  The Company completed the purchase of Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta, Canada, in December 1996 for a cash acquisition price of $11.8 million (the Millarville Acquisition). In July 1997, the Company completed the purchase of producing properties located primarily in Louisiana for $9.2 million (the Gulf Coast Acquisition). Both acquisitions had a significant impact on the Company's results of operations for the first quarter of 1998 while the Millarville Acquisition also had a significant impact on the first quarter of 1997 results of operations.


RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

  Overview. As a result of a 35% decrease in oil prices coupled with a 26% decrease in gas prices, though production remained level and cash operating expenses declined 6%, cash flow before changes in operating assets and liabilities decreased 51% to $2.7 million in the first quarter of 1998. This compares to $5.6 million in the first quarter of 1997. Additionally, due to lower prices, the Company recorded a net loss of $636,000, or $0.07 per share, in the first quarter of 1998 compared to net income of $975,000, or $0.11 per share, recorded in the prior year.

  Revenues. Total revenues decreased 31% to $6.5 million in the first quarter of 1998 compared to $9.4 million in the first quarter of 1997. Though the Company's overall production remained level at 531 MBOE, natural gas production increased 7% to 2,266 MMcf from 2,110 MMcf but was offset by a 15% decline in oil production to 153 MBbls from 181 MBbls. The increase in natural gas production reflects the impact of the Gulf Coast Acquisition completed in July 1997 coupled with increases resulting from the drilling of horizontal lateral wells in the Hanlan-Robb area located in Canada. The decline in oil production reflects normal production declines at the Hunter waterflood unit located in northern Oklahoma and the Maynor Creek field in Mississippi.

  The Company's composite average oil price decreased 35% to $14.10 per barrel in the first quarter of 1998 from $21.82 per barrel in the first quarter of 1997. The Company's average U.S. natural gas price decreased 25% to $2.20 per Mcf in the first quarter of 1998 from $2.92 per Mcf in the prior year quarter, while the average Canadian natural gas price decreased 25% to $1.32 per Mcf from $1.77 per Mcf. Though production volumes remained level between quarters on a barrel equivalent basis, the significant decline in prices resulted in a decrease in oil and gas revenues of 31% to $6.1 million in the first quarter of 1998 from $9.0 million in the prior year quarter.

  Production Costs. Production costs decreased 2% to $1.8 million in the first quarter of 1998 and production costs per BOE slightly decreased to $3.37 per BOE from $3.41 per BOE.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 3% to $3.9 million in the first quarter of 1998 from $3.8 million in the first quarter of 1997 primarily as a result of a 5% increase in the oil and gas DD&A rate to $6.68 per BOE from $6.39 per BOE.

  General and Administrative Expenses. General and administrative expenses decreased 6% to $1.2 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997 as a result of the Company's focus on reducing costs.

  Investment and Other Income. Investment and other income decreased 41% to $92,000 in the first quarter of 1998 from $156,000 in the first quarter of 1997 as less funds were available for investment.

  Interest Expense. Interest expense increased 9% to $864,000 in the first quarter of 1998 from $794,000 in the prior year quarter, reflecting the impact of increased debt associated with the Gulf Coast Acquisition completed in July 1997.

  Income Taxes. The Company recorded a $589,000 income tax benefit with an effective tax rate of 48% on a pre-tax loss of $1.2 million in the first quarter of 1998 compared to an income tax provision of $737,000 with an effective tax rate of 43% on pre-tax income of $1.7 million in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of March 31, 1998, the Company had working capital of $2.0 million as compared to $2.6 million at December 31, 1997. Cash provided by operating activities before changes in operating assets and liabilities were $2.7 million and $5.6 million for the quarters ended March 31, 1998 and 1997, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $5.6 million and $4.6 million for the quarters ended March 31, 1998 and 1997, respectively, and primarily related to exploration and development.

  Sales of non-strategic oil and gas properties totaled $977,000 in the first quarter of 1998 while there were no property sales in the first quarter of 1997.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through March 31, 1998, $1.5 million has been recognized, leaving a balance of $559,000 in "deferred revenue" on the consolidated balance sheet as of March 31, 1998.

  The Company has entered into a $50.0 million revolving credit agreement dated June 26, 1997 with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. Initial borrowing availability under this facility was $25.0 million. On June 30, 1997, the Company was advanced $13.0 million to fund the Gulf Coast Acquisition and to replace amortizing principal payments under the Series A and B Notes of the Company. The Company repaid $2.0 million in January 1998 with $11.0 million remaining outstanding and classified as "long-term" on the accompanying consolidated balance sheet as of March 31, 1998. The facility is for a five-year term through July 1, 2002 with quarterly borrowing base amortization beginning September 30, 2000. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 5/8% to 1 1/4% on Eurodollar loans and 1/8% to 1/4% on Prime loans. The Company's average interest rate under this facility was 6.4% during the first quarter of 1998.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3.5 million to partially fund the Millarville Acquisition. Such agreement was amended on November 20, 1997. The amended agreement allows the Company to forego principal payments during the first year and a half. Additionally, the Company may elect to pay interest only (Interest Only Period) in subsequent years if the Company's Canadian subsidiary meets certain borrowing base tests. Otherwise, the loan becomes payable over a three-year period beginning as of July 1, 1998 as follows: $1,510,000 in the first year, $1,147,000 in the second year and $839,000 in the third year (the Term Period). The borrowings may be funded by RBC Prime loans or Bankers' Acceptances (BA) loans. During the Interest Only Period, the Company pays interest at the RBC prime rate plus 1/2% on Prime loans and pays the BA rate plus 1/2% and an acceptance fee on BA loans. During the Term Period, the Company pays interest at the RBC prime rate plus 3/4% on Prime loans and pays the BA rate plus 3/4% and an acceptance fee on BA loans. The Company's average interest rate under this agreement was 6.5% during the first quarter of 1998.

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of March 31, 1998, the remaining principal balances for the Series A and B Notes were $2.5 million and $23.4 million, respectively, for a total of $25.9 million, of which $4.7 matures in 1998. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At March 31, 1998, the nonrecourse long-term notes payable balance was $4.0 million, of which $777,000 was classified as "current."

  As the Company has both the ability and intent to refinance $5.8 million of its current maturities of long-term debt utilizing its revolving credit facility, $5.8 million has been reclassified from "current" to "long-term" on the Company's accompanying consolidated balance sheet as of March 31, 1998.

  Product prices declined significantly during the first quarter and continue to be volatile subsequent to March 31, 1998. Under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations, by country, using product prices in effect at that time (see Note 3 to the Consolidated Financial Statements--Property, Plant and Equipment). In the future, should prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

  The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Among the factors that could cause actual results to differ materially are the timing and success of the company's drilling activities, the volatility of the prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements, as well as other risks described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC.


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



                                PETROCORP INCORPORATED
                                -------------------------------
                                (Registrant)



Date:  May 14, 1998             /s/ CRAIG K. TOWNSEND
                                -------------------------------
                                Craig K. Townsend
                                Vice President -Finance, Secretary and Treasurer
                                (On behalf of the Registrant and as the
                                Principal Financial Officer)