Form 10-Q
period 1998-06-30
PETROCORP INC
filed 1998-08-14
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1998

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period _________________ to _________________

                        Commission File Number 0-22650

                            PETROCORP INCORPORATED
            (Exact name of registrant as specified in its charter)


          Texas                                        76-0380430
(State or Other Jurisdiction of
Incorporation or Organization)             (I.R.S. Employer Identification No.)



     16800 Greenspoint Park Drive                       77060-2391
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

                            Yes    X       No
                                 -----         -----

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 1998:


 Common Stock, $.01 per value                               8,656,019
 ----------------------------                               ---------
       (Title of Class)                          (Number of Shares Outstanding)

                            PETROCORP INCORPORATED

                                     INDEX

                                                                          PAGE NO.
                                                                         ----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheet at June 30, 1998 and December 31, 1997            1

     Consolidated Statement of Operations for the three months and                2
      six months ended June 30, 1998 and 1997

     Consolidated Statement of Cash Flows for the six months ended                3
      June 30, 1998 and 1997

     Notes to Consolidated Financial Statements                                   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk               13

PART II. OTHER INFORMATION                                                       14

SIGNATURES                                                                       15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                             JUNE 30,              December 31,
                                               1998                    1997
                                             --------              ------------
                  ASSETS                    (UNAUDITED)
                  ------
Current assets:
  Cash and cash equivalents                  $  5,680                $  9,391
  Accounts receivable, net                      4,327                   6,608
  Other current assets                            245                     337
                                             --------                --------
    Total current assets                       10,252                  16,336
                                             --------                --------
Property, plant and equipment:
  Proved oil and gas properties, at cost,
   full cost method, net of accumulated
   depreciation, depletion and amortization   101,774                  99,038
  Unproved oil and gas properties, not
   subject to depletion                         9,091                   9,592
  Plant and related facilities, net             3,819                   3,922
  Other, net                                    1,449                   1,717
                                             --------                --------
                                              116,133                 114,269
                                             --------                --------
Other assets, net                                 204                     319
                                             --------                --------
    Total assets                             $126,589                $130,924
                                             ========                ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Accounts payable                           $  3,959                $  6,167
  Accrued liabilities                           3,423                   3,345
  Current portion of long-term debt               772                   4,186
                                             --------                --------
    Total current liabilities                   8,154                  13,698
                                             --------                --------
Long-term debt                                 47,094                  42,192
                                             --------                --------
Deferred revenue                                  459                     685
                                             --------                --------
Deferred income taxes                           6,269                   7,792
                                             --------                --------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued                   -                       -
  Common stock, $0.01 par value, 25,000,000
   shares authorized, 8,656,019 shares and
   8,616,216 shares issued as of June 30,
   1998 and December 31, 1997, respectively        87                      86
  Additional paid-in capital                   71,245                  71,143
  Retained earnings (accumulated deficit)      (1,594)                     71
  Accumulated other comprehensive income
   (loss)                                      (5,125)                 (4,496)
  Treasury stock, at cost (nil and 24,697
   shares as of June 30, 1998 and December 31,
   1997, respectively)                              -                    (247)
                                             --------                --------
    Total shareholders' equity                 64,613                  66,557
                                             --------                --------
    Total liabilities and shareholders'
     equity                                  $126,589                $130,924
                                             =========               ========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                For the three months      For the six months
                                   ended June 30,           ended June 30,
                                --------------------      ------------------
                                  1998        1997          1998      1997
                                --------    --------      --------  --------
REVENUES:
  Oil and gas                   $ 5,717      $7,166       $11,890   $16,141
  Plant processing                  334         357           677       721
  Other                              34          63            24       118
                                -------      ------       -------   -------
                                  6,085       7,586        12,591    16,980
                                -------      ------       -------   -------
EXPENSES:
  Production costs                1,863       1,753         3,652     3,571
  Depreciation, depletion and
   amortization                   4,017       4,070         7,968     7,917
  General and administrative      1,155       1,273         2,333     2,529
  Other operating expenses           48          89            86       205
                                -------      ------       -------   -------
                                  7,083       7,185        14,039    14,222
                                -------      ------       -------   -------
INCOME (LOSS) FROM OPERATIONS      (998)        401        (1,448)    2,758
                                -------      ------       -------   -------
OTHER INCOME (EXPENSES):
  Investment and other income        84         132           176       288
  Interest expense                 (875)       (796)       (1,739)   (1,590)
  Other expenses                    (36)          5           (39)       (2)
                                -------      ------       -------   -------
                                   (827)       (659)       (1,602)   (1,304)
                                -------      ------       -------   -------
INCOME (LOSS) BEFORE INCOME
 TAXES                           (1,825)       (258)       (3,050)    1,454
Income tax provision (benefit)     (796)       (502)       (1,385)      235
                                -------      ------       -------   -------
NET INCOME (LOSS)               $(1,029)     $  244       $(1,665)  $ 1,219
                                =======      ======       =======   =======
Net income (loss) per common
 share - basic                  $ (0.12)     $ 0.03       $ (0.19)  $  0.14
                                =======      ======       =======   =======
Net income (loss) per common
 share - diluted                $ (0.12)     $ 0.03       $ (0.19)  $  0.14
                                =======      ======       =======   =======
Weighted average number of
 common shares - basic            8,642       8,585         8,617     8,585
Weighted average number of
 common shares - diluted          8,714       8,680         8,698     8,687


        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                           For the six months
                                                              ended June 30,
                                                          ---------------------
                                                             1998         1997
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  (1,665)   $  1,219
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                 7,968       7,917
     Deferred income tax provision (benefit)                 (1,385)        235
                                                          ---------    --------
                                                              4,918       9,371
     Change in operating assets and liabilities:
       Accounts receivable                                    2,281       3,079
       Other current assets                                      92         (40)
       Accounts payable                                      (2,208)     (2,030)
       Accrued liabilities                                       78        (538)
     Other                                                     (229)       (369)
                                                          ---------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES           4,932       9,473
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                       (12,107)     (8,598)
  Additions to plant and related facilities                    (386)       (100)
  Additions to other property, plant and equipment              (58)       (107)
  Additions to other assets                                      (5)     (1,275)
  Proceeds from sale of oil and gas properties                1,896        -
                                                          ---------    --------
          NET CASH USED IN INVESTING ACTIVITIES             (10,660)    (10,080)
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                               10,117      13,112
  Repayment of long-term debt                                (8,442)     (2,728)
  Other                                                         350        -
                                                          ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES           2,025      10,384
                                                          ---------    --------
Effect of exchange rate changes on cash                          (8)        (14)
                                                          ---------    --------
Net increase (decrease) in cash and cash equivalents         (3,711)      9,763
Cash and cash equivalents at beginning of period              9,391       8,859
                                                          ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   5,680    $ 18,622
                                                          =========    ========

        The accompanying notes are an integral part of this statement.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION AND OTHER:

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

     In May 1998, the Company acquired net profit interests in certain oil and gas properties for $550,000 and received a note receivable in exchange for $925,000 which was secured by certain working interests in the properties. In June, upon the purchase of the related working interests in the properties, the payment for the net profit interest and the note receivable were netted against the total acquisition price for final settlement. Accordingly, the net profit interests and the note receivable were terminated. As the note receivable was issued by the Company with the intention of ultimately offsetting the note's proceeds against the acquisition price, the Company has treated the $925,000 proceeds payable upon the issuance of the note as an oil and gas investing activity in the Consolidated Statement of Cash Flows for the six months ended June 30, 1998.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 for certain companies (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions, the nature and type of hedge should be disclosed. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     Certain prior-period amounts have been reclassified to conform to the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income (loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income (loss) for the three months and six months ended June 30, 1998 and 1997 are as follows (amounts in thousands):

                                     For the three            For the six
                                     -------------            -----------
                                     months ended            months ended
                                     ------------            ------------
                                       June 30,                June 30,
                                       --------                --------
                                    1998     1997           1998       1997
                                    ----     ----           ----       ----
Net income (loss)                 $(1,029)   $ 244        $(1,665)    $1,219
Foreign currency translation         (815)      60           (629)      (179)
                                  -------    -----        -------     ------
Comprehensive income (loss)
                                  $(1,844)   $ 304        $(2,294)    $1,040
                                  =======    =====        =======     ======

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

     Product prices declined significantly during the first six months of 1998 and continue to be volatile subsequent to June 30, 1998. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. In the future, should product prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

NOTE 4- DEFERRED REVENUE:

     In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through June 30, 1998, $1.6 million has been recognized, leaving a balance of $459,000 in "deferred revenue" on the consolidated balance sheet as of June 30, 1998.


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

     There are claims and actions pending against the Company in the ordinary course of its operations. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

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

  The following table reflects certain operating data for the periods presented:

                                                               For the           For the
                                                            three months       six months
                                                           ended June 30,    ended June 30,
                                                           ---------------   ---------------
                                                            1998     1997     1998     1997
                                                           ------   ------   ------   ------
PRODUCTION:
 United States:
  Oil (MBbls)...........................................       99      142      220      291
  Gas (MMcf)............................................    1,134    1,056    2,298    2,172
  Oil equivalents (MBOE)................................      288      318      603      653
 Canada:
  Oil (MBbls)...........................................       41       38       73       70
  Gas (MMcf)............................................    1,122    1,343    2,224    2,337
  Oil equivalents (MBOE)................................      228      262      444      460
 Total:
  Oil (MBbls)...........................................      140      180      293      361
  Gas (MMcf)............................................    2,256    2,399    4,522    4,509
  Oil equivalents (MBOE)................................      516      580    1,047    1,113
AVERAGE SALES PRICES:
 United States:
  Oil (per Bbl).........................................   $12.73   $18.86   $13.66   $20.47
  Gas (per Mcf).........................................     2.24     2.08     2.22     2.51
 Canada:
  Oil (per Bbl).........................................    11.51    18.47    12.11    19.62
  Gas (per Mcf).........................................     1.29     1.18     1.30     1.43
 Weighted average:
  Oil (per Bbl).........................................    12.37    18.78    13.27    20.31
  Gas (per Mcf).........................................     1.77     1.58     1.77     1.95
SELECTED DATA PER BOE:
 Average sales price....................................   $11.08   $12.36   $11.36   $14.50
 Production costs.......................................     3.61     3.02     3.49     3.21
 General and administrative expenses....................     2.24     2.19     2.23     2.27
 Oil and gas depreciation, depletion and amortization...     6.95     6.25     6.81     6.32

ACQUISITION

  In June 1998, the Company acquired a position in a South Texas exploration and development drilling alliance (the South Texas Acquisition). The acquisition includes a working interest in the new discovery well in the Rich Hurt Field in western Duval County. The alliance also controls approximately 25,000 acres in Duval and Webb counties as well as the rights to more than 100 square miles of new 3-D seismic data over the area. It is anticipated that the alliance will drill approximately one well per month throughout the remainder of 1998 and into 1999.

  The acquired Rich Hurt discovery well, along with two subsequently drilled development wells, are now producing at a combined rate in excess of 30 million cubic feet of natural gas per day. PetroCorp's net share of this current production is equivalent to 12% of the Company's average daily production during the first half of 1998. Additional exploration activity is continuing on other prospects.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Overview. As a result of a 34% decline in oil prices, partially offset by a 12% increase in gas prices, coupled with a 11% decrease in production volumes, cash flow before changes in operating assets and liabilities decreased 42% to $2.2 million in the second quarter of 1998. This compares to $3.8 million in the second quarter of 1997. Additionally, the Company recorded a net loss of $1.0 million, or $0.12 per share, in the second quarter of 1998 compared to net income of $244,000, or $0.03 per share, recorded in the prior year.

  Though the Company experienced a decline in its production during the second quarter of 1998, the Company anticipates that its production volumes for the third and fourth quarters will be up significantly from the second quarter volumes. The Company currently expects that production in the second half of 1998 will increase 17% over first half levels. The increase is expected to come mainly from new gas production from the South Texas Acquisition along with new production in the McLeod area in Canada, pending the negotiation and tie-in to a nearby gas processing plant.

  Revenues. Total revenues decreased 20% to $6.1 million in the second quarter of 1998 compared to $7.6 million in the second quarter of 1997. Oil and gas revenues also decreased by 20% to $5.7 million in the second quarter of 1998 from $7.2 million in the prior year quarter as a result of the lower oil prices, partially offset by the higher gas prices, coupled with the lower production volumes.

  The Company's oil production decreased 22% to 140 MBbls while its natural gas production decreased 6% to 2,256 MMcf for an overall decline in production of 11% to 516 MBOE from 580 MBOE. The decrease in oil production reflects normal production declines at the Hunter waterflood unit located in northern Oklahoma and the Maynor Creek field in Mississippi. Second quarter 1998 gas production reflects the impact of lower gas volumes resulting from a plant turnaround located in the Hanlan-Robb area in Canada and an unexpected mechanical problem in a significant gas well located in South Louisiana.

  The Company's composite average oil price decreased 34% to $12.37 per barrel in the second quarter of 1998 from $18.78 per barrel in the second quarter of 1997. The Company's average U.S. natural gas price increased 8% to $2.24 per Mcf in the second quarter of 1998 from $2.08 per Mcf in the prior year second quarter, while the average Canadian natural gas price increased 9% to $1.29 per Mcf from $1.18 per Mcf.

  Production Costs. Production costs increased 6% to $1.9 million in the second quarter of 1998 while production costs per BOE increased 20% to $3.61 per BOE from $3.02 per BOE. The increase in absolute dollars reflects increased costs associated with the plant turn-around in the Hanlan-Robb Area in the second quarter of 1998. The increase in costs per BOE reflect both the increased costs related to the plant turn-around as well as the lower production volumes.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 1% to $4.0 million in the second quarter of 1998 from $4.1 million in the second
quarter of 1997.   Decreases from lower production volumes were partially offset by an 11% increase in the oil and gas DD&A rate to $6.95 per BOE from $6.25 per BOE.

  General and Administrative Expenses. General and administrative expenses decreased 9% to $1.2 million in the second quarter of 1998 from $1.3 million in the second quarter of 1997 as a result of the Company's focus on reducing costs.

  Investment and Other Income. Investment and other income decreased 36% to $84,000 in the second quarter of 1998 from $132,000 in the second quarter of 1997 as less funds were available for investment.

  Interest Expense. Interest expense increased 10% to $875,000 in the second quarter of 1998 from $796,000 in the prior year quarter, reflecting the impact of increased debt associated with a producing property acquisition in July 1997.

  Income Taxes. The Company recorded a $796,000 income tax benefit with an effective tax rate of 44% on a pre-tax loss of $1.8 million in the second quarter of 1998 compared to an income tax benefit of $502,000 with an effective tax rate of 195% on a pre-tax loss of $258,000 in the second quarter of 1997. The higher prior period effective tax rate reflects certain adjustments related to the Company's Canadian income taxes.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Overview. As a result of a 35% decrease in oil prices and a 9% decrease in gas prices, coupled with a 6% decrease in production volumes, cash flow before changes in operating assets and liabilities decreased 48% to $4.9 million during the first six months of 1998. This compares to $9.4 million in the first six months of 1997. Additionally, the Company recorded a net loss of $1.7 million, or $0.19 per share, in the first six months of 1998 compared to net income of $1.2 million, or $0.14 per share, recorded in the prior year.

  Though the Company experienced a decline in its production during the first six months of 1998, the Company anticipates that its production for the second half of 1998 will increase 17% over first half levels. The increase is expected to come mainly from new gas production from the South Texas Acquisition along with new production in the McLeod area in Canada, pending the negotiation and tie-in to a nearby gas processing plant.

  Revenues. Total revenues decreased 26% to $12.6 million in the first six months of 1998 compared to $17.0 million in the first six months of 1997. Oil and gas revenues also decreased 26% to $11.9 million in the first six months of 1998 from $16.1 million in the prior year period as a result of the lower oil and gas prices, coupled with the lower production volumes.

  Though the Company's natural gas production remained level at 4,522 MMcf, oil production declined 19% to 293 MBbls from 361 MBbls resulting in an overall decrease in production of 6% to 1,047 MBOE from 1,113 MBOE. Though natural gas production increased as a result of an acquisition completed in July of last year in addition to increases from recently drilled wells, the increases were offset by decreases elsewhere. Lower gas volumes resulted from the plant turnaround in the Hanlan-Robb area of Canada. In addition, lower gas volumes resulted due to an unexpected mechanical problem with a gas well located in South Louisiana and natural production declines. The decreased oil production reflects normal production declines at the Hunter waterflood unit located in northern Oklahoma and the Maynor Creek field in Mississippi.

  The Company's composite average oil price decreased 35% to $13.27 per barrel in the first six months of 1998 from $20.31 per barrel in the first six months of 1997. The Company's average U.S. natural gas price decreased 12% to $2.22 per Mcf in the first six months of 1998 from $2.51 per Mcf in the prior year period, while the average Canadian natural gas price decreased 9% to $1.30 per Mcf from $1.43 per Mcf.

  Production Costs. Production costs increased 2% to $3.7 million in the first six months of 1998 while production costs per BOE increased to $3.49 per BOE from $3.21 per BOE. The increase in absolute dollars reflects increased costs associated with the plant turn-around in the Hanlan-Robb Area in the second quarter of 1998. The increase in costs per BOE reflects both the increased costs related to the plant turn-around as well as the lower production volumes.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A remained almost level at $8.0 million in the first six months of 1998. Decreases from lower production volumes were offset by an 8% increase in the oil and gas DD&A rate to $6.81 per BOE from $6.32 per BOE.

  General and Administrative Expenses. General and administrative expenses decreased 8% to $2.3 million in the first six months of 1998 from $2.5 million in the first six months of 1997 as a result of the Company's focus on reducing costs.

  Investment and Other Income. Investment and other income decreased 39% to $176,000 in the first six months of 1998 from $288,000 in the first six months of 1997 as less funds were available for investment.

  Interest Expense. Interest expense increased 9% to $1.7 million in the first six months of 1998 from $1.6 million in the prior year period, reflecting the impact of increased debt associated with a producing property acquisition in July 1997.

  Income Taxes. The Company recorded a $1.4 million income tax benefit with an effective tax rate of 45% on a pre-tax loss of $3.1 million in the first six months of 1998 compared to an income tax provision of $235,000 with an effective tax rate of 16% on pre-tax income of $1.5 million in the first six months of 1997. The lower prior period effective tax rate reflects certain adjustments related to the Company's Canadian income taxes.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of June 30, 1998, the Company had working capital of $2.1 million as compared to $2.6 million at December 31, 1997. Cash provided by operating activities before changes in operating assets and liabilities were $4.9 million and $9.4 million for the six months ended June 30, 1998 and 1997, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $12.6 million and $10.1 million for the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1998, the Company spent $6.8 million related to exploration and development and $4.4 million related to acquisitions. In the first six months of 1997, the Company spent $7.3 million related to exploration and development with an additional $1.1 million deposit included in "other assets" related to a producing property acquisition which closed on July 1, 1997.

  Sales of non-strategic oil and gas properties totaled $1.9 million in the first six months of 1998 while there were no property sales in the first six months of 1997.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through June 30, 1998, $1.6 million has been recognized, leaving a balance of $459,000 in "deferred revenue" on the consolidated balance sheet as of June 30, 1998.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund the Gulf Coast Acquisition and certain debt repayments. Since year-end, the Company borrowed $8.0 million to fund additional acquisitions and other debt repayments. At June 30,1998, the Company had a total of $21.0 million outstanding under the revolver, all being classified as "long-term." The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 7/8% to 1 1/2% on Eurodollar loans and nil to 1/2% on Prime loans. The Company's average interest rate under this facility was approximately 6.5% during the first six months of 1998.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3.5 million to partially fund the December 1996 acquisition of Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta, Canada.
On June 29, 1998, this loan was repaid and the agreement was terminated. The Company's average interest rate under this facility was 6.6% during the first six months of 1998.

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of June 30, 1998, the remaining principal balances for the Series A and B Notes were $1.8 million and $21.5 million, respectively, for a total of $23.2 million, of which $4.1 matures in the next twelve months. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  As the Company has both the ability and intent to refinance $4.1 million of its current maturities of long-term debt utilizing its revolving credit facility, $4.1 million has been reclassified from "current" to "long-term" on the Company's accompanying consolidated balance sheet as of June 30, 1998.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At June 30, 1998, the nonrecourse long-term notes payable balance was $3.7 million, of which $771,000 was classified as "current."

  Product prices declined significantly during the first six months of 1998 and continue to be volatile subsequent to June 30, 1998. Under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations, by country, using product prices in effect at that time (see Note 3 to the Consolidated Financial Statements: Property, Plant and Equipment). In the future, should prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

  The Company's Board of Directors has approved a capital budget of $12.0 million for 1998. The approved 1998 capital budget includes expenditures for exploration and development projects, excluding capitalized internal costs, and for producing property acquisitions, net of property sales. However, actual levels of expenditures for planned exploration and development projects and producing property acquisitions may vary significantly due to many factors, including drilling results, oil and gas prices, industry conditions and acquisition opportunities, among others.

  The Company plans to finance its 1998 capital expenditures with its cash flow from operations, borrowings under its bank revolver, and working capital. If the Company increases its exploration, development and acquisition activities in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.


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

     Not Applicable

Item 2 - Changes in Securities

     Not Applicable

Item 3 - Defaults upon Senior Securities

     Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

     (a)  May 7, 1998 annual meeting of shareholders.

     (b)  (1)   Election of Directors


                                      Number of Votes
                       -----------------------------------------------------
                                                            Abstentions and
         Nominee       For          Withheld Authority      Broker Non-Votes
--------------------   ---------    ---------------------   ----------------
W. Neil McBean         8,117,323                    4,080                 --
Thomas N. Amonett      8,117,323                    4,080                 --
Robert C. Thomas       8,117,323                    4,080                 --
----------------------------------------------------------------------------

          (2) Ratification of the Reappointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1998.

                                Number of Votes
--------------------------------------------------------------------------------
                                                           Abstentions and
    For                            Against                 Broker Non-Votes
------------                       -------                 ----------------
  8,119,723                          600                        1,080


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



                               PETROCORP INCORPORATED
                               ----------------------
                               (Registrant)



Date:     August 14, 1998            /s/         CRAIG K. TOWNSEND
------------------------       -------------------------------------------------
                               Craig K. Townsend
                               Vice President - Finance, Secretary and Treasurer
                               (On behalf of the Registrant and as the
                               Principal Financial Officer)