Form 10-Q
period 1998-09-30
PETROCORP INC
filed 1998-11-16
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1998
                                              ------------------
                                      OR

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


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 1998:


         Common Stock, $.01 per value                    8,656,019
         ----------------------------                    ---------
              (Title of Class)                 (Number of Shares Outstanding)

                            PETROCORP INCORPORATED


                                     INDEX
                                     -----

                                                                                           PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements.

     Consolidated Balance Sheet at September 30, 1998 and December 31, 1997                    1

     Consolidated Statement of Operations for the three months and nine months ended
     September 30, 1998 and 1997                                                               2

     Consolidated Statement of Cash Flows for the nine months ended September 30, 1998
     and 1997                                                                                  3

     Notes to Consolidated Financial Statements                                                4


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                           7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                           13

PART II.  OTHER INFORMATION                                                                   14

SIGNATURES                                                                                    15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                                     SEPTEMBER 30,  December 31,
                                                         1998            1997
                                                      ----------      ---------
                     ASSETS                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                           $    7,487      $   9,391
  Accounts receivable, net                                 3,510          6,608
  Other current assets                                       327            337
                                                      ----------      ---------
    Total current assets                                  11,324         16,336
                                                      ----------      ---------
Property, plant and equipment:
  Proved oil and gas properties, at cost,
   full cost method, net of accumulated
   depreciation, depletion and amortization               98,807         99,038
  Unproved oil and gas properties, not subject
   to depletion                                            8,952          9,592
  Plant and related facilities, net                        3,860          3,922
  Other, net                                               1,297          1,717
                                                      ----------      ---------
                                                         112,916        114,269
                                                      ----------      ---------
Other assets, net                                            178            319
                                                      ----------      ---------
    Total assets                                      $  124,418      $ 130,924
                                                      ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $    4,330      $   6,167
  Accrued liabilities                                      3,727          3,345
  Current portion of long-term debt                          740          4,186
                                                      ----------      ---------
    Total current liabilities                              8,797         13,698
                                                      ----------      ---------
Long-term debt                                            47,120         42,192
                                                      ----------      ---------
Deferred revenue                                             310            685
                                                      ----------      ---------
Deferred income taxes                                      5,476          7,792
                                                      ----------      ---------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued                              -              -
  Common stock, $0.01 par value, 25,000,000
   shares authorized, 8,656,019 shares and
   8,616,216 shares issued as of September 30,
   1998 and December 31, 1997, respectively                   87             86
  Additional paid-in capital                              71,245         71,143
  Retained earnings (accumulated deficit)                 (2,358)            71
  Accumulated other comprehensive loss                    (6,259)        (4,496)
  Treasury stock, at cost (nil and 24,697
   shares as of September 30, 1998 and
   December 31, 1997, respectively                             -           (247)
                                                      ----------      ---------
    Total shareholders' equity                            62,715         66,557
                                                      ----------      ---------
    Total liabilities and shareholders' equity        $  124,418      $ 130,924
                                                      ==========      =========

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                     For the three months          For the nine months
                                                      ended September 30,          ended September 30,
                                                     ---------------------       -----------------------
                                                      1998          1997           1998           1997
                                                     -------       -------       --------       --------
REVENUE:
  Oil and gas                                        $ 5,827       $ 8,337       $ 17,717       $ 24,478
  Plant processing                                       340           354          1,017          1,075
  Other                                                    6            47             30            165
                                                     -------       -------       --------       --------
                                                       6,173         8,738         18,764         25,718
                                                     -------       -------       --------       --------
EXPENSES:
  Production costs                                     1,779         1,945          5,431          5,516
  Depreciation, depletion and amortization             4,277         4,397         12,245         12,314
  General and administrative                           1,126         1,076          3,459          3,605
  Other operating expenses                                97            96            183            301
                                                     -------       -------       --------       --------
                                                       7,279         7,514         21,318         21,736
                                                     -------       -------       --------       --------
INCOME (LOSS) FROM OPERATIONS                         (1,106)        1,224         (2,554)         3,982
                                                     -------       -------       --------       --------
OTHER INCOME (EXPENSES):
  Investment and other income                            669           116            845            404
  Interest expense                                      (937)         (975)        (2,676)        (2,565)
  Other expenses                                          38            (1)            (1)            (3)
                                                     -------       -------       --------       --------
                                                        (230)         (860)        (1,832)        (2,164)
                                                     -------       -------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                     (1,336)          364         (4,386)         1,818
Income tax provision (benefit)                          (572)          137         (1,957)           372
                                                     -------       -------       --------       --------
NET INCOME (LOSS)                                    $  (764)      $   227       $ (2,429)      $  1,446
                                                     =======       =======       ========       ========
Net income (loss) per common share - basic           $ (0.09)      $  0.03       $  (0.28)      $   0.17
                                                     =======       =======       ========       ========
Net income (loss) per common share - diluted         $ (0.09)      $  0.03       $  (0.28)      $   0.17
                                                     =======       =======       ========       ========

Weighted average number of common shares - basic       8,649         8,586          8,630          8,586

Weighted average number of common shares - diluted     8,685         8,689          8,699          8,684

        The accompanying notes are an integral part of this statement.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ (2,429)   $  1,446
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation, depletion and amortization             12,245      12,314
     Deferred income tax provision (benefit)              (1,957)        372
                                                        --------    --------
                                                           7,859      14,132

     Change in operating assets and liabilities:
       Accounts receivable                                 3,098       2,694
       Other current assets                                   10         (71)
       Accounts payable                                   (1,837)     (1,194)
       Accrued liabilities                                   382        (519)
     Other                                                  (253)       (534)
                                                        --------    --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES         9,259      14,508
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                    (15,177)    (22,134)
  Additions to plant and related facilities                 (789)       (201)
  Additions to other property, plant and equipment           (67)       (155)
  Additions to other assets                                   (8)       (198)
  Proceeds from sale of oil and gas properties             2,786          --
                                                        --------    --------
         NET CASH USED IN INVESTING ACTIVITIES           (13,255)    (22,688)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            10,442      13,145
  Repayment of long-term debt                             (8,621)     (2,919)
  Other                                                      350          --
                                                        --------    --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES         2,171      10,226
                                                        --------    --------
Effect of exchange rate changes on cash                      (79)        (13)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents      (1,904)      2,033
Cash and cash equivalents at beginning of period           9,391       8,859
                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  7,487    $ 10,892
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

     In May 1998, the Company acquired net profit interests in certain oil and gas properties for $550,000 and received a note receivable in exchange for $925,000 which was secured by certain working interests in the properties. In June, upon the purchase of the related working interests in the properties, the payment for the net profit interests and the note receivable were netted against the total acquisition price for final settlement. Accordingly, the net profit interests and the note receivable were terminated. As the note receivable was issued by the Company with the intention of ultimately offsetting the note's proceeds against the acquisition price, the Company has treated the $925,000 proceeds payable upon the issuance of the note as an oil and gas investing activity in the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 for certain companies (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge should be disclosed. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     Certain prior-period amounts have been reclassified to conform to the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income (loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income (loss) for the three months and nine months ended September 30, 1998 and 1997 are as follows (amounts in thousands):

                                              For the three               For the nine
                                               months ended               months ended
                                              September 30,               September 30,
                                              -------------               -------------

                                            1998          1997         1998          1997
                                            ----          ----         ----          ----
Net income (loss)                         $  (764)        $ 227      $(2,429)       $1,446
Foreign currency translation               (1,134)            1       (1,763)         (178)
                                          -------         -----      -------        ------
Comprehensive income (loss)               $(1,898)        $ 228      $(4,192)       $1,268
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

     Product prices declined significantly during the first nine months of 1998 and continue to be volatile subsequent to September 30, 1998. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. In the future, should product prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

NOTE 4 - DEFERRED REVENUE:

     In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through September 30, 1998, $1.8 million has been recognized, leaving a balance of $310,000 in "deferred revenue" on the consolidated balance sheet as of September 30, 1998.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

     There are claims and actions pending against the Company in the ordinary course of its operations. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

NOTE 6 - SUBSEQUENT EVENTS:

     On November 16, 1998, the Company announced that its Board of Directors has retained CIBC Oppenheimer Corp. to advise it with respect to strategic alternatives available to the Company for maximizing shareholder value, including sales of some or all of the Company's assets or a merger, reorganization or other restructuring of the Company.

     As part of its goal of maximizing shareholder value, the Company also announced that its Board of Directors has adopted a Shareholder Rights Plan. The newly adopted Shareholder Rights Plan is designed to protect the shareholder against any effort to acquire the Company for less than its full value. However, the Plan does not prevent a takeover. The intention of the Plan is to enable shareholders to realize the long-term value of their investments and to enable the Board of Directors to serve the interests of all shareholders. Under the Plan, each shareholder of record at the close of business on November 23, 1998, will receive one Series A Preferred Stock Purchase Right (Right) for each share of Common Stock held. The Rights expire on November 12, 2008.

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

     The following table reflects certain operating data for the periods presented:

                                                                 For the three        For the nine
                                                                 months ended         months ended
                                                                 September 30,        September 30,
                                                               ---------------       ----------------
                                                               1998       1997       1998        1997
                                                               ----       ----       ----        ----
PRODUCTION:
  United States:

     Oil (MBbls)                                                 106        160        326         451
     Gas (MMcf)                                                1,266      1,356      3,564       3,528
     Oil equivalents (MBOE)                                      317        386        920       1,039

  Canada:
     Oil (MBbls)                                                  34         38        107         108
     Gas (MMcf)                                                1,159      1,193      3,383       3,530
     Oil equivalents (MBOE)                                      227        237        671         696

  Total:
     Oil (MBbls)                                                 140        198        433         559
     Gas (MMcf)                                                2,425      2,549      6,947       7,058
     Oil equivalents (MBOE)                                      544        623      1,591       1,735

AVERAGE SALES PRICES:
  United States:
     Oil (per Bbl)                                            $12.21     $18.61     $13.19      $19.81
     Gas (per Mcf)                                              2.14       2.36       2.19        2.46

  Canada:
     Oil (per Bbl)                                             11.44      15.81      11.90       18.28
     Gas (per Mcf)                                              1.24       1.30       1.28        1.39

  Weighted average:
     Oil (per Bbl)                                             12.03      18.07      12.87       19.51
     Gas (per Mcf)                                              1.71       1.87       1.75        1.92

SELECTED DATA PER BOE:
  Average sales price                                         $10.71     $13.38     $11.14      $14.11
  Production costs                                              3.27       3.12       3.41        3.18
  General and administrative expenses                           2.07       1.73       2.17        2.08
  Oil and gas depreciation, depletion and amortization          7.18       6.42       6.94        6.36

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

     The acquired Rich Hurt discovery well, along with two subsequently drilled development wells, are now producing at a combined rate of approximately of 23 million cubic feet of natural gas per day. PetroCorp's net share of this current production is approximately 3.0 million cubic feet of natural gas per day. Additional exploration activity is continuing on other prospects.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Overview. Primarily resulting from a 33% decline in oil prices and a 9% decline in gas prices, coupled with a 13% decrease in production volumes, cash flow before changes in operating assets and liabilities decreased 38% to $2.9 million in the third quarter of 1998. This compares to $4.8 million in the third quarter of 1997. Additionally, the Company recorded a net loss of $764,000, or $0.09 per share, in the third quarter of 1998 compared to net income of $227,000, or $0.03 per share, recorded in the prior year.

     Though the Company experienced a decline in its production during the third quarter of 1998 compared to the third quarter of 1997, third quarter 1998 production was up 4% from the second quarter of this year and the Company anticipates that its fourth quarter volumes will be up 6% compared to the second quarter. The increase in the third quarter came primarily from new gas production in South Texas, while expected increases in the fourth quarter should come primarily from the South Texas area, as well as new production in the Mcleod area of Canada and restored production in South Louisiana.

     Revenues. Total revenues decreased 29% to $6.2 million in the third quarter of 1998 compared to $8.7 million in the third quarter of 1997. Oil and gas revenues decreased by 30% to $5.8 million in the third quarter of 1998 from $8.3 million in the prior year quarter as a result of the lower oil and gas prices, coupled with the lower production volumes.

     The Company's oil production decreased 29% to 140 MBbls while its natural gas production decreased 5% to 2,425 MMcf for an overall decline in production of 13% to 544 MBOE from 623 MBOE. The decrease in oil production reflects normal production declines at the Hunter waterflood unit located in northern Oklahoma and the Maynor Creek field in Mississippi. Though the Company had increases in gas production from the South Texas Acquisition and new wells in the U.S. and Canada, third quarter 1998 gas production decreased. This decrease reflects the impact of lower gas volumes resulting from an unexpected mechanical problem, which has since been remedied, in a significant gas well located in South Louisiana, non-stratigic property sales and natural production declines.

     The Company's composite average oil price decreased 33% to $12.03 per barrel in the third quarter of 1998 from $18.07 per barrel in the third quarter of 1997. The Company's average U.S. natural gas price decreased 9% to $2.14 per Mcf in the third quarter of 1998 from $2.36 per Mcf in the prior year third quarter, while the average Canadian natural gas price decreased 5% to $1.24 per Mcf from $1.30 per Mcf.

     Production Costs. Production costs decreased 9% to $1.8 million in the third quarter of 1998 while production costs per BOE increased 5% to $3.27 per BOE from $3.12 per BOE. The decrease in absolute dollars reflects the Company's continued effort to reduce operating costs and includes reductions in the Company's Hanlan gas processing plant expense as a result of fees collected from third parties which began processing gas through the Hanlan plant in August 1998. The increase in costs per BOE reflects the impact of lower production volumes.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 3% to $4.3 million in the third quarter of 1998 from $4.4 million in the third quarter of 1997. Decreases from lower production volumes were partially offset by a 12% increase in the oil and gas DD&A rate to $7.18 per BOE from $6.42 per BOE.

     General and Administrative Expenses. General and administrative expenses remained almost level at $1.1 million between quarters.

     Investment and Other Income. Investment and other income increased significantly to $669,000 in the third quarter of 1998 from $116,000 in the third quarter of 1997. The Company recorded an additional $536,000 in the third quarter of 1998 related to settlement of a gas contract dispute and other items.

     Interest Expense. Interest expense decreased 4% to $937,000 in the third quarter of 1998 from $975,000 in the prior year quarter, reflecting the impact of slightly lower debt levels in the third quarter of 1998.

     Income Taxes. The Company recorded a $572,000 income tax benefit with an effective tax rate of 43% on a pre-tax loss of $1.3 million in the third quarter of 1998 compared to an income tax provision of $137,000 with an effective tax rate of 38% on a pre-tax income of $364,000 in the third quarter of 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Overview. Primarily resulting from a 34% decrease in oil prices and a 9% decrease in gas prices, coupled with an 8% decrease in production volumes, cash flow before changes in operating assets and liabilities decreased 44% to $7.9 million during the first nine months of 1998. This compares to $14.1 million in the first nine months of 1997. Additionally, the Company recorded a net loss of $2.4 million, or $0.28 per share, in the first nine months of 1998 compared to net income of $1.4 million, or $0.17 per share, recorded in the prior year.

     Though the Company experienced a decline in its production during the first nine months of 1998 compared to the first nine months of 1997, third quarter 1998 production was up 4% from the second quarter of this year, and the Company anticipates that its fourth quarter volumes will be up 6% compared to the second quarter. The increase in the third quarter came primarily from new gas production in South Texas, while expected increases in the fourth quarter should come primarily from the South Texas area, as well as new production in the Mcleod area of Canada and restored production in South Louisiana.

          Revenues. Total revenues decreased 27% to $18.8 million in the first nine months of 1998 compared to $25.7 million in the first nine months of 1997. Oil and gas revenues decreased 28% to $17.7 million in the first nine months of 1998 from $24.5 million in the prior year period as a result of the lower oil and gas prices, coupled with the lower production volumes.

     The Company's oil production decreased 23% to 433 MBbls while its natural gas production decreased 2% to 6,947 MMcf for an overall decline in production of 8% to 1,591 MBOE from 1,735 MBOE. The decreased oil production reflects normal production declines at the Hunter waterflood unit located in northern Oklahoma and the Maynor Creek field in Mississippi. Though the Company had increases in gas production from the South Texas Acquisition and new wells in the U.S. and Canada, gas production decreased. The decrease reflects the impact of lower gas volumes resulting from an unexpected mechanical problem, which has since been remedied, in a significant gas well located in South Louisiana, non-stratigic property sales and natural production declines.

     The Company's composite average oil price decreased 34% to $12.87 per barrel in the first nine months of 1998 from $19.51 per barrel in the first nine months of 1997. The Company's average U.S. natural gas price decreased 11% to $2.19 per Mcf in the first nine months of 1998 from $2.46 per Mcf in the prior year period, while the average Canadian natural gas price decreased 8% to $1.28 per Mcf from $1.39 per Mcf.

     Production Costs. Production costs decreased 2% to $5.4 million in the first nine months of 1998 while production costs per BOE increased 7% to $3.41
per BOE from $3.18 per BOE.   The decrease in absolute dollars reflects the
Company's continued effort to reduce operating costs and includes reductions in the Company's Hanlan gas processing plant expense as a result of fees collected from third parties which began processing gas through the Hanlan plant in August 1998. The increase in costs per BOE reflect the impact of lower production volumes.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A remained almost level at $12.2 million in the first nine months of 1998. Decreases from lower production volumes were offset by a 9% increase in the oil and gas DD&A rate to $6.94 per BOE from $6.36 per BOE.

     General and Administrative Expenses. General and administrative expenses decreased 4% to $3.5 million in the first nine months of 1998 from $3.6 million in the first nine months of 1997 as a result of the Company's focus on reducing costs.

     Investment and Other Income. Investment and other income increased significantly to $845,000 in the first nine months of 1998 from $404,000 in the first nine months of 1997. The Company recorded an additional $536,000 in the third quarter of 1998 related to settlement of a gas contract dispute and other items.

     Interest Expense. Interest expense increased 4% to $2.7 million in the first nine months of 1998 from $2.6 million in the prior year period, reflecting the impact of increased debt associated with a producing property acquisition in July 1997.

     Income Taxes. The Company recorded a $2.0 million income tax benefit with an effective tax rate of 45% on a pre-tax loss of $4.4 million in the first nine months of 1998 compared to an income tax provision of $372,000 with an effective tax rate of 20% on pre-tax income of $1.8 million in the first nine months of 1997. The lower prior period effective tax rate reflects certain adjustments related to the Company's Canadian income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of

September 30, 1998, the Company had working capital of $2.5 million as compared to $2.6 million at December 31, 1997. Cash provided by operating activities before changes in operating assets and liabilities were $7.9 million and $14.1 million for the nine months ended September 30, 1998 and 1997, respectively.

     The Company's total capital expenditures, including capitalized internal costs, were $16.0 million and $22.7 million for the nine months ended September 30, 1998 and 1997, respectively. During the first nine months of 1998, the Company spent $9.4 million related to exploration and development and $4.4 million related to acquisitions. In the first nine months of 1997, the Company spent $11.2 million related to exploration and development and $9.5 million related to acquisitions.

     Sales of non-strategic oil and gas properties totaled $2.8 million in the first nine months of 1998 while there were no property sales in the first nine months of 1997.

     In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through September 30, 1998, $1.8 million has been recognized, leaving a balance of $310,000 in "deferred revenue" on the consolidated balance sheet as of September 30, 1998.

     In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producting properties completed in early July 1997 and to fund certain debt repayments. Since year-end, the Company borrowed $8.0 million to fund additional acquisitions and other debt repayments. At September 30,1998, the Company had a total of $21.0 million outstanding under the revolver, all being classified as "long-term." The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 7/8% to 1 1/2% on Eurodollar loans and nil to 1/2% on Prime loans. The Company's average interest rate under this facility was approximately 6.8% during the first nine months of 1998.

     On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3.5 million to partially fund the December 1996 acquisition of Millarville Oil and Gas Ltd., a privately held Alberta corporation that owns and operates oil and gas properties in Alberta, Canada. On June 29, 1998, this loan was repaid and the agreement was terminated. The Company's average interest rate while the loan remained outstanding in 1998 was 6.6%.

     In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on

December 31, 1995 for the Series B Notes. As of September 30, 1998, the remaining principal balances for the Series A and B Notes were $1.7 million and $21.5 million, respectively, for a total of $23.2 million, of which $4.1 matures in the next twelve months. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

     As the Company has both the ability and intent to refinance $4.1 million of its current maturities of long-term debt utilizing its revolving credit facility, $4.1 million has been reclassified from "current" to "long-term" on the Company's accompanying consolidated balance sheet as of September 30, 1998.

     The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At September 30, 1998, the nonrecourse long-term notes payable balance was $3.7 million, of which $740,000 was classified as "current."

     Product prices declined significantly during the first nine months of 1998 and continue to be volatile subsequent to September 30, 1998. Under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations, by country, using product prices in effect at that time (see Note 3 to the Consolidated Financial Statements: Property, Plant and Equipment). In the future, should prices decline further and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

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

YEAR 2000 ISSUES

     The Year 2000 presents significant issues for many computer systems. Much of the software in use today may not be able to accurately process data beyond the year 1999. The vast majority of computer systems process transactions using two digits for the year of the transaction, rather than the full four digits, making such systems unable to distinguish January 1, 2000 from January 1, 1900. Such systems may encounter significant processing inaccuracies or become inoperable when Year 2000 transactions are processed. Such matters could not only impact the Company in its day-to-day operations but also impact the Company's financial institutions, customers and vendors as well as state, provincial and federal governments with jurisdictions where the Company maintains operations.

     PetroCorp has formed a Year 2000 compliance team and has been addressing Year 2000 issues since the fourth quarter of 1997. The Company's initial focus was on internal business systems and processes. Beginning in August 1998, PetroCorp expanded its focus to include its oil and gas operations systems and processes as well as assessing the readiness of its key business partners (financial institutions, customers, vendors, oil and gas operators, etc.).

     It has been a PetroCorp strategy to use, wherever possible, industry prevalent products and processes with minimal customization. As a result, PetroCorp does not expect any extensive in-house hardware, software or process conversions in an effort to be Year 2000 compliant nor does PetroCorp expect its Year 2000 compliance related costs to be material to the Company's operations. PetroCorp has contacted its major information technology suppliers concerning their Year 2000 compliance status and is continuing to test (using available software tools) these systems for compliance.

     The Company's goal is to be Year 2000 compliant by March 31, 1999 wherever possible and have contingency plans in place where compliance is not possible in a timely manner.

     While it is PetroCorp's goal to be Year 2000 compliant, there can be no assurance that there will not be a material adverse effect on the Company as a result of a Year 2000 related issue. The Company believes its business partners present the area of greatest risk to the Company, in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties. Additionally, there are many variables and uncertainties associated with judgments regarding any contingency plans developed by the Company.

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



                               PETROCORP INCORPORATED
                               ----------------------
                               (Registrant)



Date:  November 16, 1998       /s/ CRAIG K. TOWNSEND
       ---------------------   --------------------------
                               Craig K. Townsend
                               Vice President - Finance, Secretary and Treasurer
                               (On behalf of the Registrant and as the
                               Principal Financial Officer)