Form 10-K405
period 1998-12-31
PETROCORP INC
filed 1999-03-31
CIK 911359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                  For the fiscal year ended December 31, 1998
                                       or
[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
                  For the transition period from      to

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

   incorporation or organization)


    16800 Greenspoint Park Drive
       Suite 300, North Atrium                         77060-2391
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S) 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1999 was $21,237,836. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1999:

               Common Stock, par value $.01 per share: 8,656,019

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Proxy Statement for the registrant's Annual Meeting of Shareholders to be held in 1999 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item  Title                                                               Page
 ----  -----                                                               ----

                                     PART I

   1   Business..........................................................    1
   2   Properties........................................................    7
   3   Legal Proceedings.................................................   15
   4   Submission of Matters to a Vote of Security Holders...............   15

                                    PART II

   5   Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................   15
   6   Selected Financial Data...........................................   16
   7   Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................   17
  7A   Quantitative and Qualitative Disclosure about Market Risk.........   23
   8   Financial Statements and Supplementary Data.......................   24
   9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   24

                                    PART III

 10-13 (Items 10-13 incorporated by reference to Proxy Statement)........   24

                                    PART IV

  14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   24



  As used in this report, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "BOPD" means barrel of oil per day, "Mcf/D" means thousand cubic feet per day, "MMcf/D" means million cubic feet per day, "Mcfe" means thousand cubic feet of natural gas equivalent determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, "MMcfe" means million cubic feet of natural gas equivalents, "Bcfe" means one billion cubic feet of natural gas equivalents, "Tcf" means one trillion cubic feet, "PV-10" means estimated pretax present value of future net revenues discounted at 10% using SEC rules, "gross" wells or acres are the wells or acres in which the Company has a working interest, and "net" wells or acres are determined by multiplying gross wells or acres by the Company's working interest in such wells or acres.

                                     PART I

Item 1. Business.

General

  PetroCorp Incorporated is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties, and in the production of oil and natural gas in North America. The Company's activities are conducted principally in the states of Oklahoma, Texas, Mississippi, Louisiana and Kansas, and in the province of Alberta, Canada.

  At December 31, 1998, the Company's proved reserves totaled 4.0 MMBbls of oil and 79.4 Bcf of natural gas and had an estimated pretax present value of future net revenues (PV-10) of $78 million. On a Mcfe basis, approximately 75% of the Company's proved reserves were natural gas at such date. In addition, the Company has unproved interest holdings with a net book value of $9.2 million, as well as interests in natural gas processing and gathering facilities with a net book value of $3.8 million.

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

Business Strategy

  PetroCorp and its Canadian, wholly-owned PCC Energy subsidiaries acquire, explore and develop oil and natural gas properties in North America.

  Acquisition Strategy. The Company has grown, in large part, through the acquisition of producing oil and gas properties. The Company generally focuses on acquisitions of long-lived natural gas reserves, located onshore in North America, and prefers acquisitions that provide additional potential through development or exploitation efforts, as well as exploratory drilling opportunities.

  Exploration and Development Strategy. Exploration and development activities are an important component of PetroCorp's business strategy. In recent years, the Company has allocated greater capital and management resources to exploration and development activities, increased the personnel and technological capabilities (including the use of 3D seismic technology) available to its exploration and development teams, and developed major exploration and development projects in South Texas, Mississippi, Oklahoma, and Alberta, Canada. PetroCorp has the capability to perform some reprocessing, as well as all visualization and interpretation of its seismic database completely in-house.

Recent Acquisition Activity

  South Texas Acquisition. In June 1998, PetroCorp acquired a significant position in a strategic exploration and development drilling alliance in South Texas. Partners include Mobil Exploration & Producing U.S. Inc. and J.M. Huber Corporation. The acquisition included a 17.5% working interest in 25,000 acres controlled by the alliance (primarily in Duval County, Texas), as well as rights to more than 100 square miles of new 3D seismic data over the area. The program has already yielded its first significant new field discovery. At year-end 1998, the Rich Hurt Field in Duval County was producing 24 MMcf/D from four successful Wilcox completions.

Exploration and Development Activities

  South Texas Wilcox Play. The Company has devoted significant manpower and technical expertise to its recent South Texas Acquisition, completed in June 1998 (see South Texas Acquisition in preceding section). Primary targets in this area are Wilcox sand intervals at depths ranging from 8,000 to 13,000 feet. Since committing to the acquisition, PetroCorp has participated in four successful wells out of seven total drilled. The four successful wells are completed in an area now defined as the Rich Hurt Field in Duval County and were producing at a combined rate of 24 MMcf/D at year-end 1998. To date, the Company had received approximately 80 square miles of the 100+ square miles of 3D seismic data currently committed to by the alliance. The three-company alliance has identified more than 80 prospects/leads in the area and currently has a leasehold position over 35 of these ideas.

  Southwest Oklahoma City Unit Waterflood. Discovered in 1987, the PetroCorp operated Southwest Oklahoma City Field is located in an established production trend bounded by the Wheatland-Will Rogers Airport Field complex to the southwest and the Oklahoma City Field to the east. The Company operates 61 wells in the field and has a working interest in two additional wells in the area. Since 1996, activity has focused on implementation of waterflood activities at the SW Oklahoma City Unit, targeting a Prue sand interval at 6,500 feet. PetroCorp owns an 86.4% working interest in this unit, which is showing a positive response to injection consistent with initial expectations and offset analogs.

  Mississippi Salt Basin. The Mississippi Salt Basin is one of PetroCorp's significant exploration plays. Through year-end 1998, the Company had drilled five exploratory prospects in Wayne, Greene and Smith Counties, yielding two new field discoveries and seven successful wells out of 10 total wells drilled. Since 1997, PetroCorp has been involved in a seismic joint venture with a subsidiary of Shell Oil Company which give the Company access to Shell's extensive database, including 13,000 line miles of 2D seismic, covering 18 counties.

  Hanlan-Robb Area. Located in the foothills of the Canadian Rockies in western Alberta, the Hanlan-Robb area is the largest in terms of reserves and production, in PetroCorp's property portfolio. The Company owns an interest in ten fields in this area, covering 47,000 developed acres with current combined gross production of 220 MMcf/D. PetroCorp has an interest in 73,900 undeveloped acres in this area. Recent activity in the area has focused on the sidetracking of existing vertical wells and the installation of field compression for the Hanlan Swan Hills Gas Unit #1 (a 1.4 Tcf EUR gas field). PetroCorp also participated in two horizontal re-drills in the Shaw/Basing area which have more than doubled gross production from the Company's acreage to 24 MMcf/D. PetroCorp has access to a substantial amount of seismic and other data covering the Hanlan-Robb properties and has continued to participate in additional seismic surveys in the area. PetroCorp's technical team is actively engaged in analyzing such data to identify further development and exploration opportunities.

  PetroCorp owns a 24.5% working interest in the centrally located Hanlan-Robb gas processing plant and varying interests in a gas gathering system that connects all of the Company's currently producing Hanlan-Robb fields to the plant. The original design capacity of the plant was recently expanded to 380 MMcf/D. Two new major pipeline systems capable of transporting gas to the plant from an area of approximately 2,400 square miles have recently begun delivering third-party gas to the plant for processing. This new third-party gas, for which processing fees are received, has increased plant throughput from 220 MMcf/D to approximately 300 MMcf/D at year-end 1998. As a result of the increased plant throughput and third-party processing revenue, total operating costs for PetroCorp have been reduced from $0.15/Mcf in 1998 to an anticipated $0.06/Mcf for 1999. The Company also has adequate excess capacity (approximately 22 MMcf/D in 1999) in the plant for its exploration and development plans in the area.

  Minehead Prospect. Located ten miles east of the Hanlan-Robb Gas Plant, the Minehead exploratory prospect exposes the Company to significant reserve additions. Targeting the Swan Hills formation, the prospect is on trend with the Blackstone Field (1.0 Tcf) and the Hanlan Unit (1.4 Tcf). A well testing the concept was drilling at year-end 1998, at no cost to the Company. PetroCorp owns a 2.3% Gross Overriding Royalty in this exploratory well, convertible to a 9.4% working interest upon payout of the well, as well as a 9.4% working interest in the 12,800 surrounding leased acres. The well is expected to reach total depth by April 1999.

  McLeod Field. As part of an acquisition in late 1996, the Company acquired one shut-in oil well in this field in west central Alberta, Canada. Since then, the PetroCorp has drilled six wells to develop production from three formations. The Company's working interests vary from 12% to 100% in 8.8 sections (approximately 5,600 acres).

Production and Sales

  The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales price received and average production costs during the three years ended December 31, 1998, 1997, and 1996. See Note 11 to the Consolidated Financial Statements of the Company and "Supplemental Information to the Consolidated Financial Statements" in the Notes thereto included elsewhere in this report for additional financial information regarding the Company's foreign and domestic operations.

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
Net oil produced (MBbls):
  United States...........................................    422    580    662
  Canada..................................................    143    142      5
                                                           ------ ------ ------
    Total.................................................    565    722    667
Average oil sales price (per Bbl):
  United States........................................... $12.55 $19.57 $19.89
  Canada..................................................  11.59  17.19  23.12
  Weighted average........................................  12.31  19.10  19.91
Net gas produced (MMcf):
  United States...........................................  4,932  4,853  5,155
  Canada..................................................  4,579  4,787  3,182
                                                           ------ ------ ------
    Total.................................................  9,511  9,640  8,337
Average gas sales price (per Mcf):
  United States........................................... $ 2.15 $ 2.62 $ 2.36
  Canada..................................................   1.32   1.46   1.34
  Weighted average........................................   1.75   2.04   1.97
Gas equivalents produced (MMcfe):
  United States...........................................  7,464  8,333  9,127
  Canada..................................................  5,437  5,639  3,212
                                                           ------ ------ ------
    Total................................................. 12,901 13,972 12,339
Average sales price (per Mcfe):
  United States........................................... $ 2.13 $ 2.89 $ 2.78
  Canada..................................................   1.42   1.67   1.36
  Weighted average........................................   1.83   2.39   2.41
Production costs (per Mcfe):
  United States........................................... $  .69 $  .73 $  .65
  Canada..................................................    .40    .30    .23
  Weighted average........................................    .57    .56    .54

Marketing

  PetroCorp's United States gas production is sold to a variety of pipelines, marketing companies and utility end users, typically under short-term contracts ranging in length from one month to one year. During 1998, the majority of the Company's Canadian gas was dedicated under long-term contracts to Pan-Alberta Gas Ltd. (Pan-Alberta), a major Canadian gas aggregator and marketer, which was affiliated with the pipeline authorized to gather all gas in the province of Alberta. Under these contracts, approximately 75% of the Company's Canadian gas was resold into the United States, predominantly to markets in the upper Midwest region. PetroCorp received a price, per Mcf, from Pan-Alberta equal to their resale price, less certain costs.

  PetroCorp, along with other Canadian producers, reached a legal settlement with Pan-Alberta in December 1998 that has changed the fundamental ownership structure of Pan-Alberta. Effective December 31, 1998, Pan-Alberta is now owned by 435 Canadian producers (including PetroCorp). The contractual relationship between the 435 pool producers and Pan-Alberta has not changed, but all costs and benefits from Pan-Alberta's marketing efforts now pass directly to the producers. As part of the settlement, approximately 50% of PetroCorp's dedicated gas volumes have been released from the Pan-Alberta contracts. These released volumes are now sold on the spot market at prevailing prices.

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

  During the year ended December 31, 1998, Pan-Alberta, Conoco Inc. (the purchaser of a portion of the Company's U.S. gas) and EOTT Energy Operated Limited Partnership (one of the Company's purchasers of oil) accounted for 23%, 10% and 10% of the Company's total sales, respectively. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

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

Hedging Activities

  Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations in crude oil and natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 13 to the Consolidated Financial Statements.

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

Employees

  At December 31, 1998, PetroCorp had 53 full-time employees.

Item 2. Properties.

Principal Properties

  The Company's proved oil and gas properties are relatively concentrated. Approximately 85% of the PV-10 from the Company's proved reserves at December 31, 1998 was attributable to five principal areas.

  The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 1998, all of which are taken from reports prepared by Huddleston & Co., Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                                       December 31, 1998
                                               ---------------------------------
                                                  Estimated Proved
                                                      Reserves
                                               ----------------------
                                                 Oil    Gas
      Property/Area                            (MBbls) (MMcf)  MMcfe    PV-10
      -------------                            ------- ------ ------- ----------
                                                                         (in
                                                                      thousands)
      Hanlan-Robb.............................     95  50,156  50,726  $37,972
      Oklahoma City Area......................  1,868   3,085  14,293   10,861
      South Louisiana Area....................    118   5,330   6,038    9,797
      McLeod Field............................    535   4,536   7,746    5,680
      South Texas Area........................     24   1,939   2,083    3,088
                                                -----  ------ -------  -------
        Subtotal..............................  2,640  65,046  80,886   67,398
                                                -----  ------ -------  -------
      Others..................................  1,350  14,346  22,446   11,082
                                                -----  ------ -------  -------
        Total.................................  3,990  79,392 103,332  $78,480
                                                =====  ====== =======  =======

  Hanlan-Robb. PetroCorp's largest single producing area is the Hanlan-Robb natural gas production complex located in the foothills region of western Alberta, Canada, which accounted for 40% of the Company's 1998 net daily gas production. The Company owns an interest in ten producing fields in this area, covering 47,000 developed acres, with current combined production of 220 MMcf/D. PetroCorp has additional interests in 73,900 undeveloped acres in this area. The key field is the world-class Hanlan Swan Hills Gas Unit #1, with an estimated ultimate recovery of 1.4 Tcf and current gross production of 160 MMcf/D. PetroCorp's ownership is part of a joint venture managed by the Company with institutional investors that collectively own 21.6% of the field. PetroCorp's working interest in this field is 35% of the joint venture, or 7.6%. Petro-Canada (not an affiliate of PetroCorp) is the largest interest owner in the area and operates the Hanlan-Robb area fields and the related gathering system and processing plant.

  Oklahoma City Area. Includes the Southwest Oklahoma City Field located within the metropolitan Oklahoma City area in Oklahoma and the Edmond Prospect located just north of Oklahoma City. In the Southwest Oklahoma City Field area, PetroCorp operates 61 wells and has a working interest in two additional wells. The Company also owns a 4% working interest in the adjacent Will Rogers Unit, operated by Marathon. The key property is the PetroCorp operated SW Oklahoma City Unit, a field-wide waterflood unit, approved in 1996, targeting the Prue formation at 6,500 feet. Current unit production is approximately 225 BOPD and 2,500 Mcf/D. The Company owns an 86.4% working interest in the unit.

  South Louisiana Area. Includes ownership in the East Riceville Field in Vermillion Parish and the Scott Field in Lafayette Parish. East Riceville is two-well gas field producing 28 MMcf/D from a Miogyp reservoir at approximately 17,000 feet. PetroCorp owns a 13.8% working interest in this field, which is operated by Murphy Exploration and Production Company. The Company owns a 3.6% working interest in the Scott Field, which is operated by Hallwood Petroleum, Inc. The majority of the current production and asset value in the Scott Field is attributable to two wells producing from a Bol Mex reservoir below 13,000 feet at a combined rate of approximately 50 MMcf/D.

  McLeod Field. As part of an acquisition in late 1996, the Company acquired one shut-in oil well in this field in west central Alberta, Canada. Since then, the PetroCorp has drilled six wells to develop production from three formations. The Company's working interests vary from 12% to 100% in 9.8 sections (approximately 6,240 acres).

  South Texas Area. Located in western Duval County, Texas, the Rich Hurt Field is a four-well gas field currently producing approximately 24 MMcf/D from an Upper Wilcox sand interval at approximately 8,700 feet. PetroCorp acquired its interest in the field in June 1998, coincident with the completion of the discovery well, the Mobil Ponciano Ruiz #1. Since then, the Company has participated in three consecutive successful development wells in the field. PetroCorp owns a 17.5% working interest in all four wells.

  Other Properties. Other significant U.S. properties include the Glick field located in south-central Kansas, the Hunter Misener Unit located in Alfalfa County, Oklahoma, the Maynor Creek Field in Wayne County, Mississippi, the Harris Field in Live Oak County, Texas, and the Paradox Basin area of southwest Colorado. Other significant Canadian properties include the Trochu Prospect in south-central Alberta and the Worsley Triassic A Pool located on the north flank of the Peace River Arch in Alberta.

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

  The following table sets forth summary information with respect to the estimates made by the Independent Engineers of the Company's proved oil and gas reserves as of December 31, 1998. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                                                           December 31, 1998
                                                        ------------------------
                                                        United
                                                        States  Canada   Total
                                                        ------- ------- --------
      Proved reserves:
        Oil (Mbbls)...................................    2,578   1,412    3,990
        Gas (MMcf)....................................   21,970  57,422   79,392
        Gas equivalents (MMcfe).......................   37,438  65,894  103,332
      Future net revenues ($000s)(1)..................  $43,471 $87,445 $130,916
      Present value of future net revenues ($000s)(2).  $30,964 $47,516 $ 78,480

      Proved developed reserves:
        Oil (Mbbls)...................................    2,499   1,132    3,631
        Gas (MMcf)....................................   19,454  47,460   66,914
        Gas equivalents (MMcfe).......................   34,448  54,252   88,700
      Future net revenues ($000s)(1)..................  $38,860 $71,882 $110,742
      Present value of future net revenues ($000s)(2).  $28,019 $39,783 $ 67,802

--------
(1) Proved and proved developed future net revenues include $862,000 related to the sale of sulfur.
(2) Proved and proved developed present values of future net revenues include $468,000 related to the sale of sulfur.

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

  In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil, gas and sulfur sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this report and "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 1998.

Acreage and Wells

  The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1998.

                            Developed Acres            Undeveloped Acres(1)
                      ---------------------------- ----------------------------
                                          Net                          Net
                                     Participating                Participating
                       Gross   Net    Interest(2)   Gross   Net    Interest(2)
                      ------- ------ ------------- ------- ------ -------------
United States:
  Colorado...........  10,186  7,958     7,958       4,280  3,670     3,670
  Kansas.............   5,360  3,520       667          10      6         1
  Louisiana..........   2,615    272       272         532     67        67
  Mississippi........     640    405       405      12,818  7,841     7,932
  Oklahoma...........  40,770 14,953    11,058      16,479  9,342     9,166
  Texas..............  21,736  5,804     2,711      76,563 11,158    11,128
  Other..............   2,207    542       542       4,829    405       405
Canada:
  Alberta............  61,680 18,475    10,296      76,160 27,246    17,827
                      ------- ------    ------     ------- ------    ------
    Total............ 145,194 51,929    33,909     191,671 59,735    50,196
                      ======= ======    ======     ======= ======    ======

--------
(1) Approximately 36% of net (approximately 23% of net participating interest) undeveloped acres are covered by leases that expire during 1999.
(2) Net participating interest represents the Company's net working interest less net profits royalty interests carved out and reconveyed to institutional investors.

  As of December 31, 1998, the Company had working interests in 230 gross (74 net) producing oil wells and 187 gross (36 net) producing gas wells. Of these wells, 19 gross (17 net) oil wells and 46 gross (9 net) gas wells were in Canada, and the remainder of the oil and gas wells were in the United States.

Drilling Activities

  All of PetroCorp's drilling activities are conducted through arrangements with independent contractors, and it owns no drilling equipment. Certain information with regard to the Company's drilling activities, during the years ended December 31, 1998, 1997 and 1996 is set forth below:

                                                        Year Ended December 31,
                         --------------------------------------------------------------------------------------
                                     1998                         1997                         1996
                         ---------------------------- ---------------------------- ----------------------------
                                 Net         Net              Net         Net              Net         Net
                               Working  Participating       Working  Participating       Working  Participating
      Type of Well       Gross Interest  Interest(1)  Gross Interest  Interest(1)  Gross Interest  Interest(1)
      ------------       ----- -------- ------------- ----- -------- ------------- ----- -------- -------------
United States
 Development:
 Oil....................                                 6     1.4        1.2         6     3.6        3.3
 Gas....................    9    1.3         1.3         3      .6         .6         5      .1        0.0(2)
 Nonproductive..........                                 3     1.0         .8         5     2.2        2.2
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
   Total................    9    1.3         1.3        12     3.0        2.6        16     5.9        5.5
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
 Exploratory:
 Oil....................                                 2      .6         .6         1      .3         .3
 Gas....................    2     .3          .3         1      .5         .5         2      .5         .4
 Nonproductive..........    8    2.7         2.6         6     2.2        2.2         6     3.5        3.5
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
   Total................   10    3.0         2.9         9     3.3        3.3         9     4.3        4.2
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
Canada
 Development:
 Oil....................                                 2      .5         .5
 Gas....................    2     .2          .1         5     1.7        1.4
 Nonproductive..........
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
   Total................    2     .2          .1         7     2.2        1.9
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
 Exploratory:
 Oil....................                                 1     1.0        1.0
 Gas....................    2    1.3         1.1         8     2.6        2.2         1      .3         .1
 Nonproductive..........    2    1.5         1.2         4      .6         .4         1      .5         .5
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
   Total................    4    2.8         2.3        13     4.2        3.6         2      .8         .6
                          ---    ---         ---       ---    ----       ----       ---    ----       ----
Total...................   25    7.3         6.6        41    12.7       11.4        27    11.0       10.3
                          ===    ===         ===       ===    ====       ====       ===    ====       ====

--------
(1) Net participating interest represents the Company's net working interest less net profits royalty interests carved out and reconveyed to institutional investors.
(2) The Company has a net participating interest less than 0.05% in this well.

  At December 31, 1998, the Company was participating in the drilling of 1 gross (.2 net) well in the United States.

Hanlan-Robb Natural Gas Processing Plant and Gas Gathering Systems

  PetroCorp owns interests in a centrally located gas processing plant and in a gas gathering system that connects all of the Company's currently producing Hanlan-Robb fields to the Hanlan-Robb plant. Commissioned in 1983, the estimated replacement value is approximately $325 ($C500) million. The original design capacity of 300 MMcf/D was recently expanded to 380 MMcf/D and two new major pipeline systems have recently begun delivering third-party gas to the plant for processing. This new third-party gas, for which processing fees are received, has increased plant throughput from 220 MMcf/D to approximately 300 MMcf/D at year-end 1998. PetroCorp owns a 24.5% working interest in the plant and varying working interests in the gathering systems, dehydration and compression facilities that deliver gas to the plant.

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

Other Facilities

  The Company leases approximately 31,600 square feet in Houston, Texas for its primary office. The Company also leases approximately 8,200 square feet in Oklahoma City, Oklahoma and approximately 4,000 square feet in Calgary, Alberta for divisional offices. Additionally, the Company owns an 18,400 square-foot building and surface pads covering approximately 42 acres related to its Southwest Oklahoma City Field operations.

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

Substantial Capital Requirements

  The Company has made substantial capital expenditures in connection with the acquisition, exploration and development of oil and gas properties. Future cash flows and the availability of credit are subject to a number of variables, such as the level of production from existing wells, prices of oil and gas and the Company's success in locating and producing new reserves. If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, and the Company had no available credit, the Company could be limited in its ability to replace its reserves or to maintain production at current levels, resulting in a decrease in production and revenue over time. If the Company's cash flow from operations and available credit are not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is currently listed on the American Stock Exchange (the "AMEX") and trades under the symbol PEX. The Company's Common Stock has been listed with the AMEX since September 17, 1998. Prior to that time, the Company's Common Stock had been listed on The Nasdaq Stock Market since October 28, 1993. The following table presents the high and low closing prices for the Company's Common Stock for each quarter during 1997 and 1998, and for a portion of the Company's current quarter, as reported by the AMEX.

                                      1997                            1998                      1999
                         ------------------------------- ------------------------------- ------------------
                          First  Second   Third  Fourth   First  Second   Third  Fourth    First Quarter
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter (through March 17)
                         ------- ------- ------- ------- ------- ------- ------- ------- ------------------
High.................... $10.13   $9.13   $9.38  $10.00   $9.31   $9.00   $8.25   $7.88        $5.88
Low.....................   8.50    8.00    8.25    7.56    7.75    7.13    5.13    5.25         5.19

  As of March 17, 1999, the closing price for the Company's Common Stock was $5.25 per share. As of March 17, 1999, there were approximately 500 holders of record of the Common Stock.

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

                                     For the Year Ended December 31,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                                 (In thousands, except per share amounts)
Income Statement Data:
Revenues:
  Oil and gas................  $ 23,621  $ 33,502  $ 29,718  $ 24,448  $ 25,176
  Plant processing...........     1,550     1,420     1,658     1,880     1,852
  Other......................        36       172       170     1,037       923
                               --------  --------  --------  --------  --------
                                 25,207    35,094    31,546    27,365    27,951
                               --------  --------  --------  --------  --------
Expenses:
  Production costs...........     7,344     7,793     6,660     7,304     7,156
  Depreciation, depletion and
   amortization..............    16,568    17,065    12,433    13,300    12,800
  Oil and gas property
   valuation adjustment......    33,600                         8,500
  General and administrative.     4,482     4,846     4,542     5,544     5,067
  Other operating expenses...       265       367       333       256        98
                               --------  --------  --------  --------  --------
                                 62,259    30,071    23,968    34,904    25,121
                               --------  --------  --------  --------  --------
Income (loss) from
 operations..................   (37,052)    5,023     7,578    (7,539)    2,830
                               --------  --------  --------  --------  --------
Other income (expenses):
  Investment and other
   income....................     1,151       558     1,910     1,470     1,411
  Interest expense...........    (3,622)   (3,528)   (3,391)   (3,917)   (3,229)
  Preferred dividends of
   subsidiary................                                              (648)
  Other income (expenses)....        14       (47)      (46)     (159)     (131)
                               --------  --------  --------  --------  --------
                                 (2,457)   (3,017)   (1,527)   (2,606)   (2,597)
                               --------  --------  --------  --------  --------
Income (loss) before income
 taxes.......................   (39,509)    2,006     6,051   (10,145)      233
Income tax provision
 (benefit)...................   (15,114)      136     1,807      (608)      114
                               --------  --------  --------  --------  --------
Net income (loss)............  $(24,395) $  1,870  $  4,244  $ (9,537) $    119
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 basic.......................  $  (2.82) $   0.22  $   0.49  $  (1.11) $   0.01
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 diluted.....................  $  (2.82) $   0.22  $   0.49  $  (1.11) $   0.01
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--basic........     8,637     8,586     8,585     8,585     8,585
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares-- diluted.....     8,699     8,688     8,669     8,585     8,698
                               ========  ========  ========  ========  ========
Balance Sheet Data:
Working capital..............  $  2,080  $  2,638  $  1,946  $  6,344  $ 11,767
Total assets.................   103,992   130,924   122,864   114,839   133,403
Long-term debt...............    47,305    42,192    33,462    36,513    41,587
Shareholders' equity.........    40,744    66,557    65,665    61,521    70,328

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

  The following table reflects certain operating data for the periods presented:

                                                            For the Year Ended
                                                               December 31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
Production:
 United States:
  Oil (MBbls).............................................    422    580    662
  Gas (MMcf)..............................................  4,932  4,853  5,155
  Gas equivalents (MMcfe).................................  7,464  8,333  9,127
 Canada:
  Oil (MBbls).............................................    143    142      5
  Gas (MMcf)..............................................  4,579  4,787  3,182
  Gas equivalents (MMcfe).................................  5,437  5,639  3,212
 Total:
  Oil (MBbls).............................................    565    722    667
  Gas (MMcf)..............................................  9,511  9,640  8,337
  Gas equivalents (MMcfe)................................. 12,901 13,972 12,339

Average sales prices (includes the effects of hedging):
 United States:
  Oil (per Bbl)........................................... $12.55 $19.57 $19.89
  Gas (per Mcf)...........................................   2.15   2.62   2.36
 Canada:
  Oil (per Bbl)...........................................  11.59  17.19  23.12
  Gas (per Mcf)...........................................   1.32   1.46   1.34
 Weighted average:
  Oil (per Bbl)...........................................  12.31  19.10  19.91
  Gas (per Mcf)...........................................   1.75   2.04   1.97
Selected data per Mcfe:
 Average sales price...................................... $ 1.83 $ 2.39 $ 2.41
 Production costs.........................................   0.57   0.56   0.54
 General and administrative expenses......................   0.35   0.35   0.37
 Oil and gas depreciation, depletion and amortization.....   1.16   1.10   0.87

Restructuring

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

  The Company opened a data room in February, 1999 and to date has received various offers from third parties to purchase certain assets of, or merge with, the Company. The Board of Directors and management are currently assessing and evaluating the specific terms of these offers. At this time, it is not possible to determine the likelihood that one or more of these offers would be accepted, or that another course of action would ultimately be followed.

Acquisitions

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

  The acquired Rich Hurt discovery well, along with three subsequently drilled development wells, were producing at a combined rate of approximately 24 MMcf/D at year-end 1998. PetroCorp's net share of this production is approximately 3.2 MMcf/D. The alliance has identified more than 80 prospects/leads in the area and currently has a leasehold position over 35 of these ideas.

Results of Operations

 1998 Compared to 1997

  Overview. Primarily resulting from a 36% decrease in oil prices and a 14% decrease in gas prices, coupled with an 8% decrease in production volumes, cash flow before changes in operating assets and liabilities decreased 44% to $10.7 million during 1998. This compares to $19.1 million in 1997.

  Under rules promulgated by the Securities and Exchange Commission (the SEC), companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations, by country, using product prices in effect at that time. As a result of low U.S. product prices at December 31, 1998, the Company recorded a valuation adjustment to its U.S. oil and gas property balances, resulting in a non-cash after-tax charge against earnings of $21.2 million ($33.6 million pre-tax). Excluding the valuation adjustment, the Company recorded a net loss of $3.2 million, or $0.37 per share, in 1998 compared to net income of $1.9 million, or $0.22 per share, recorded in the prior year.

  Revenues. Total revenues decreased 28% to $25.2 million in 1998 compared to $35.1 million in 1997. Oil and gas revenues decreased 29% to $23.6 million in 1998 from $33.5 million in the prior year as a result of the lower oil and gas prices, coupled with the lower production volumes.

  The Company's oil production decreased 22% to 565 MBbls while its natural gas production remained almost level at 9,511 MMcf for an overall decline in production of 8% to 12,901 MMcfe from 13,972 MMcfe. The decreased oil production reflects normal production declines at the Hunter Misener Unit waterflood project located in northern Oklahoma and the Maynor Creek field in Mississippi. The Company had increases in gas production from the South Texas Acquisition and new wells in the U.S. and Canada. However, these increases were offset by lower gas volumes resulting from an unexpected mechanical problem, which has since been remedied, in a significant gas well located in South Louisiana, non-strategic property sales and natural production declines.

  The Company's composite average oil price decreased 36% to $12.31 per barrel in 1998 from $19.10 per barrel in 1997. The Company's average U.S. natural gas price decreased 18% to $2.15 per Mcf in 1998 from $2.62 per Mcf in the prior year, while the average Canadian natural gas price decreased 10% to $1.32 per Mcf from $1.46 per Mcf.

  Plant processing revenues increased 9% to $1.6 million in 1998 from $1.4 million in 1997 as a result of new third party gas processing fees received at the Company's Hanlan-Robb gas processing plant in Canada; beginning in August 1998.

  Production Costs. Production costs decreased 6% to $7.3 million in 1998 while production costs per Mcfe remained almost level at $0.57. The decrease in absolute dollars reflects a reduction in production taxes and the Company's continued effort to reduce operating costs.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 3% to $16.6 million in 1998 from $17.1 million in 1997. This decrease reflects the impact of lower production volumes partially offset by a 5% increase in the oil and Gas DD&A rate to $1.16 per Mcfe from $1.10 per Mcfe.

  Oil and Gas Property Valuation Adjustment. The Company follows the full cost method of accounting for its oil and gas properties. Under this method. all productive and non-productive exploration and development costs, incurred for the purpose of finding oil and gas reserves, are capitalized and may not exceed a calculated ceiling computed on a country-by-country basis. The ceiling is calculated on a quarterly basis as the sum of (i) the present value (discounted at 10%) of future net revenues from estimated production of proved oil and gas reserves plus (ii) the lower of cost or estimated fair market value of the unproved properties, less (iii) the related income tax effects. At December 31, 1998, as a result of low oil and gas prices, the Company's net capitalized costs for its U.S. oil and gas properties exceeded the ceiling by $21.2 million resulting in a pre-tax non-cash valuation adjustment of $33.6 million. The ceiling was calculated using a Koch WTI posting price of $9.50 per barrel of oil and a Henry Hub cash price of $2.14 per mcf of natural gas as benchmark prices.

  General and Administrative Expenses. General and administrative expenses decreased 8% to $4.5 million in 1998 from $4.8 million in 1997 as a result of the Company's focus on reducing costs.

  Investment and Other Income. Investment and other income increased significantly to $1.2 million in 1998 from $558,000 in 1997. The Company recorded an additional $762,000 in 1998 related to gas contract settlements and other items.

  Interest Expense. Interest expense increased 3% to $3.6 million in 1998 from $3.5 million in the prior year, reflecting the impact of increased debt associated with a producing property acquisition completed in July 1997.

  Income Taxes. Reflecting the U.S. valuation adjustment, the Company recorded a $15.1 million income tax benefit with an effective tax rate of 38% on a pre-tax loss of $39.5 million in 1998. This compares to an income tax provision of $136,000 with an effective tax rate of 7% on pre-tax income of $2.0 million in 1997. During 1997 the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 15% which was partially offset by an income tax benefit for its U.S. operations with an effective tax rate of 29%, resulting in an overall effective tax rate of 7%.

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

  Revenues. Total revenues increased 11% to $35.1 million in 1997 compared to $31.5 million in 1996. Oil production increased 8% to 722 MBbls from 667 MBbls. Natural gas production increased 16% to 9,640 MMcf from 8,337 MMcf, resulting in overall production increasing 13% to 13,974 MMcfe from 12,336 MMcfe. The increase in oil production is primarily related to the acquisition of Canadian properties in late 1996. The increase in natural gas production reflects the impact of producing property acquisitions coupled with an increase in the Company's share of gas production in the Hanlan-Robb area in western Alberta as a result of an increase in ownership following a February 1997 payout to its joint venture partner.

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

  Production Costs. Production costs increased 17% to $7.8 million in 1997 compared to $6.7 million in 1996 primarily as a result of the 13% increase in production volumes and initiation of waterflood operations in the SW Oklahoma City field. Production costs per Mcfe slightly increased by 4% to $0.56 from $0.54.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 37% to $17.1 million in 1997 from $12.4 million in 1996 primarily as a result of the increase in the oil and gas DD&A rate to $1.10 per Mcfe from $0.87 per Mcfe. The increase in the DD&A rate reflects the impact of the year-end 1996 reduction in proved reserves due to the lack of commercial oil response at the Company's Richardson-Mueller Caddo Unit waterflood project in northern Texas.

  General and Administrative Expenses. General and administrative expenses increased 7% to $4.8 million in 1997 from $4.5 million in 1996. This increase is primarily due to an increase in contract and temporary personnel associated with the producing property acquisitions and other ongoing projects and a decrease in the Company's drilling and operating overhead recoveries which reduce general and administrative expenses.

  Investment and Other Income. Investment and other income decreased 71% to $558,000 in 1997 from $1.9 million in 1996 primarily as a result of a $1.0 million pre-tax gain on the sale of the Company's Oklahoma gas gathering system included in investment and other income in 1996. Additionally, less funds were available for investment in 1997.

  Interest Expense. Interest expense increased 4% to $3.5 million in 1997 from $3.4 million in 1996, reflecting the impact of increased debt associated with a producing property acquisition completed in July 1997.

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

Liquidity and Capital Resources

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of December 31, 1998, the Company had working capital of $2.1 million as compared to $2.6 million at December 31, 1997. Cash provided by operating activities before changes in operating assets and liabilities were $10.7 million, $19.1 million and $17.5 million in 1998, 1997 and 1996, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $19.4 million, $28.0 million and $29.5 million for 1998, 1997 and 1996, respectively. During 1998, the Company spent $11.6 million related to exploration and development and $4.8 million related to acquisitions. In 1997, the Company spent $16.4 million related to exploration and development and $11.0 million related to acquisitions. In 1996, the Company spent $11.4 million related to exploration and development and $17.3 million related to acquisitions.

  Sales of non-strategic oil and gas properties totaled $2.8 million, $1.4 million, and $6.3 million in 1998, 1997 and 1996, respectively.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through December 31, 1998, $1.8 million has been recognized, leaving a balance of $257,000 in "deferred revenue" on the consolidated balance sheet as of December 31, 1998.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998, the Company borrowed $12.0 million to fund additional acquisitions and other debt repayments. At December 31, 1998, the Company had a total of $25.0 million outstanding under the revolver. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 7/8% to 1 1/2% on Eurodollar loans and nil to 1/2% on Prime loans. The Company's average interest rate under this facility was approximately 6.6% during 1998.

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

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of December 31, 1998, the remaining principal balances for the Series A and B Notes were $875,000 and $20.3 million, respectively. Of the total $21.2 million, $3.8 million matures in the next twelve months. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using the SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves. Due to low oil and gas prices, the Company was not in compliance with certain debt covenants of the Series A and Series B Note Purchase Agreement at year-end. However, the Series A and Series B note holders have waived such provisions for one year.

  As the Company has both the ability and intent to refinance $2.0 million of its current maturities of long-term debt utilizing its revolving credit facility, $2.0 million has been reclassified from "current" to "long-term" on the Company's accompanying consolidated balance sheet as of December 31, 1998.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At December 31, 1998, the nonrecourse long-term notes payable balance was $3.9 million, of which $910,000 was classified as "current."

  Product prices continue to be volatile subsequent to December 31, 1998. In the future, should prices decline further and depending on drilling results, the Company could be required to record an additional valuation adjustment to its oil and gas property balances, resulting in a future non-cash charge against earnings.

  The Company plans to finance its substantially reduced 1999 capital expenditures solely from available cash flow from operations and working capital. If the Company increases its capital expenditure level in the future, capital expenditures may require additional funding, obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

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

  The Company's goal is to be Year 2000 compliant by June 30, 1999 and have contingency plans in place, wherever possible, when compliance is not probable in a timely manner.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

  The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

 Commodity Price Risk

  The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. As discussed in Note 13 to the Consolidated Financial Statements, no hedge transactions were in place in 1997 and 1998.

 Interest Rate Risk

  Total debt at December 31, 1998, included $24.1 million of fixed-rate debt attributed to Series B Senior Notes and Nonrecourse Notes Payable, and $25.9 million of floating-rate debt attributed to Series A Senior Notes and the TD Bank Credit Agreement. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $184,000.

  At December 31, 1998, the Company's fixed rate Series B Senior Notes had a book value of $20.8 million and a fair market value of $26.5 million. Due to the nature of the Nonrecourse Notes Payable, the Company believes that it is not practicable to estimate the fair value. See Note 6 to the Consolidated Financial Statements for information regarding future maturities of the Company's debt.

 Foreign Currency Exchange Rate Risk

  The Company conducts a significant portion of its business in the Canadian dollar and is therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. Exposure from market rate fluctuations related to activities in Canada, where the Company's functional currency is the Canadian dollar, is not material at this time.

Item 8. Financial Statements and Supplementary Data.

  The information required by this item appears on pages 27 through 54 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  There is no matter required to be disclosed in response to this item.

                                    PART III

  In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Financial Statements

                                                                          Page
                                                                           of
                                                                          this
                                                                         Report
                                                                         ------
Report of Independent Accountants.......................................   27
Consolidated Balance Sheets as of December 31, 1998 and December 31,
 1997...................................................................   28
Consolidated Statement of Operations for the Years Ended December 31,
 1998, 1997
 and 1996...............................................................   29
Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1998,
 1997 and 1996..........................................................   30
Consolidated Statement of Cash Flows for the Years Ended December 31,
 1998, 1997
 and 1996...............................................................   31
Notes to Consolidated Financial Statements..............................   32

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

  3.3* Statement of Designations, Preferences, Limitations and Relative Rights of Its Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated November 20,
       1998).

  3.4* Rights Agreement dated as of November 12, 1998, between PetroCorp
       Incorporated and First Union National Bank, as Rights Agent
       (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, dated November 20, 1998).

  3.5* Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K, dated November 20, 1998).

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

 10.10* Agreement for Purchase and Sale dated June 5, 1997 between PetroCorp
        Incorporated and Great River Oil and Gas Corporation. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated July 1, 1997.

 10.11* First Amendment to Agreement for Purchase and Sale dated June 30, 1997 between PetroCorp Incorporated and Great River Oil and Gas Corporation.
        Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated July 1, 1997.

 10.12* Credit Agreement dated as of June 26, 1997 among PetroCorp
        Incorporated, PCC Energy Limited, PCC Energy Corp, and Toronto-Dominion
        (Texas), Inc. and Toronto-Dominion Bank. Incorporated by reference to
        Exhibit 10 to the Company's current report on Form 8-K dated July 1,
        1997.

 10.13* 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 16, 1997.

 21     List of material subsidiaries.

 23.1   Consent of PricewaterhouseCoopers LLP.

 23.2   Consent of Huddleston & Co., Inc.

 27     Financial Data Schedule.

 99.1* Agreement to furnish document relating to subsidiary. Incorporated by reference to Exhibit 99.1 to the 1994 Form 10-K.

--------
* Incorporated by reference.

  (b) Reports on Form 8-K

    Report dated November 20, 1998 regarding adoption of a shareholder rights agreement.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PetroCorp Incorporated

  In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PetroCorp Incorporated (the Company) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As further discussed in Note 2, the Company has retained CIBC Oppenheimer Corp. to advise the Board of Directors with respect to strategic alternatives for maximizing shareholder value.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 1999

                             PETROCORP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                    (in thousands, except per share amounts)

                                                              1998      1997
                          ASSETS                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  7,786  $  9,391
  Accounts receivable, net.................................    4,569     6,608
  Other current assets.....................................      326       337
                                                            --------  --------
    Total current assets...................................   12,681    16,336
                                                            --------  --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method,
   net of accumulated depreciation, depletion and
   amortization............................................   64,179    99,038
  Unproved oil and gas properties, not subject to
   depletion...............................................    9,151     9,592
  Plant and related facilities.............................    3,768     3,922
  Other, net...............................................    1,144     1,717
                                                            --------  --------
                                                              78,242   114,269
                                                            --------  --------
Deferred income taxes......................................   12,761
Other assets, net..........................................      308       319
                                                            --------  --------
    Total assets........................................... $103,992  $130,924
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,424  $  6,167
  Accrued liabilities......................................    3,467     3,345
  Current portion of long-term debt........................    2,710     4,186
                                                            --------  --------
    Total current liabilities..............................   10,601    13,698
                                                            --------  --------
Long-term debt.............................................   47,305    42,192
                                                            --------  --------
Deferred revenue...........................................      257       685
                                                            --------  --------
Deferred income taxes......................................    5,085     7,792
                                                            --------  --------
Commitments and contingencies (Note 14)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued
  Common stock, $0.01 par value, 25,000,000 shares
   authorized (8,656,019 shares and 8,591,519 shares
   outstanding at December 31, 1998 and 1997,
   respectively)...........................................       87        86
  Additional paid-in capital...............................   71,245    71,143
  Retained earnings (accumulated deficit)..................  (24,324)       71
  Accumulated other comprehensive loss.....................   (6,264)   (4,496)
  Treasury stock, at cost (nil and 24,697 shares held at
   December 31, 1998 and 1997, respectively)...............               (247)
                                                            --------  --------
    Total shareholders' equity.............................   40,744    66,557
                                                            --------  --------
    Total liabilities and shareholders' equity............. $103,992  $130,924
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                     (in thousands, except per share data)

                                                       1998     1997     1996
                                                     --------  -------  -------
Revenues:
  Oil and gas....................................... $ 23,621  $33,502  $29,718
  Plant processing..................................    1,550    1,420    1,658
  Other.............................................       36      172      170
                                                     --------  -------  -------
                                                       25,207   35,094   31,546
                                                     --------  -------  -------
Expenses:
  Production costs..................................    7,344    7,793    6,660
  Depreciation, depletion and amortization..........   16,568   17,065   12,433
  Oil and gas property valuation adjustment.........   33,600
  General and administrative........................    4,482    4,846    4,542
  Other operating expenses..........................      265      367      333
                                                     --------  -------  -------
                                                       62,259   30,071   23,968
                                                     --------  -------  -------
Income (loss) from operations.......................  (37,052)   5,023    7,578
                                                     --------  -------  -------
Other income (expenses):
  Investment and other income.......................    1,151      558    1,910
  Interest expense..................................   (3,622)  (3,528)  (3,391)
  Other income (expenses)...........................       14      (47)     (46)
                                                     --------  -------  -------
                                                       (2,457)  (3,017)  (1,527)
                                                     --------  -------  -------
Income (loss) before income taxes...................  (39,509)   2,006    6,051
Income tax provision (benefit)......................  (15,114)     136    1,807
                                                     --------  -------  -------
Net income (loss)................................... $(24,395) $ 1,870  $ 4,244
                                                     ========  =======  =======
Net income (loss) per common share--basic........... $  (2.82) $  0.22  $  0.49
                                                     ========  =======  =======
Net income (loss) per common share--diluted......... $  (2.82) $  0.22  $  0.49
                                                     ========  =======  =======
Weighted average number of common shares--basic.....    8,637    8,586    8,585
                                                     ========  =======  =======
Weighted average number of common shares--diluted...    8,699    8,688    8,669
                                                     ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                    Retained    Accumulated
                                       Additional   earnings       other
                         Shares         paid-in   (accumulated comprehensive Treasury
                         issued Amount  capital     deficit)       loss       stock    Total
                         ------ ------ ---------- ------------ ------------- -------- -------
Balance, December 31,
 1995................... 8,616   $86    $71,170     $ (6,043)     $(3,375)    $(317)  $61,521
  Net income............                               4,244                            4,244
  Accumulated other
   comprehensive loss...                                             (100)               (100)
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1996................... 8,616    86     71,170       (1,799)      (3,475)     (317)   65,665
  Net income............                               1,870                            1,870
  Additional paid-in
   capital..............                    (27)                                          (27)
  Accumulated other
   comprehensive loss...                                           (1,021)             (1,021)
  Treasury stock........                                                         70        70
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1997................... 8,616    86     71,143           71       (4,496)     (247)   66,557
  Net loss..............                             (24,395)                         (24,395)
  Additional paid-in
   capital..............    40     1        102                                           103
  Accumulated other
   comprehensive loss...                                           (1,768)             (1,768)
  Treasury stock........                                                        247       247
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1998................... 8,656   $87    $71,245     $(24,324)     $(6,264)    $  --   $40,744
                         =====   ===    =======     ========      =======     =====   =======


   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996

                                 (in thousands)


                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income (loss)............................... $(24,395) $  1,870  $  4,244
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation, depletion and amortization.......   16,568    17,065    12,433
  Deferred income tax provision (benefit)........  (15,114)      136     1,807
  Gain on sale of gas gathering system...........                         (999)
  Oil and gas property valuation adjustment......   33,600
                                                  --------  --------  --------
                                                    10,659    19,071    17,485
  Changes in operating assets and liabilities:
   Accounts receivable...........................    2,039     1,506      (482)
   Other current assets..........................       11       (25)    1,121
   Accounts payable..............................   (1,743)      160       748
   Accrued liabilities...........................      122      (224)      199
  Other..........................................     (437)     (710)     (693)
                                                  --------  --------  --------
    Net cash provided by operating activities....   10,651    19,778    18,378
                                                  --------  --------  --------
Cash flows from investing activities:
 Proceeds from sale of oil and gas properties....    2,812     1,408     6,304
 Additions to oil and gas properties.............  (18,260)  (27,425)  (28,683)
 Additions to plant and related facilities.......     (919)     (285)     (261)
 Additions to other property, plant and
  equipment......................................      (71)     (125)     (537)
 Additions to other assets.......................     (144)     (211)      (31)
 Proceeds from sale of interest in plant and
  related facilities.............................                        1,211
 Proceeds from sale of gas gathering system......                        3,835
                                                  --------  --------  --------
    Net cash used in investing activities........  (16,582)  (26,638)  (18,162)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from long-term debt....................   14,845    13,244     3,908
 Repayment of long-term debt..................... (10,876)    (5,757)   (7,028)
 Other...........................................      350        43
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................    4,319     7,530    (3,120)
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........        7      (138)       (1)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (1,605)      532    (2,905)
Cash and cash equivalents at beginning of year...    9,391     8,859    11,764
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  7,786  $  9,391  $  8,859
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1. Summary of Accounting Policies

 General

  PetroCorp Incorporated, a Texas corporation, is engaged in the acquisition, exploration, development, and the production and sale of crude oil and natural gas in North America. The terms "PetroCorp" and "Company" refer to PetroCorp Incorporated and its subsidiaries. PetroCorp operates in Canada through its wholly-owned Canadian subsidiaries as follows: PCC Energy Inc. (PCC Inc.), PCC Energy Limited and PCC Energy Corp. PetroCorp's wholly-owned subsidiary, Fidelity Gas Systems, Inc. (FGS), was merged into PetroCorp in 1997.

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

  The costs of the Company's oil and gas properties, including estimated future development and dismantlement costs, are depreciated on a country-by-country basis using a composite unit-of-production rate. An additional valuation adjustment is made on a country-by-country basis if net capitalized costs of the Company's oil and gas properties exceed the capitalization ceiling, which is calculated on a quarterly basis as the sum of (1) the present value (10%) of future net revenues from estimated production of proved oil and gas reserves plus (2) the lower of cost or estimated fair value of the unproved properties, less (3) the related income tax effects. At December 31, 1998, the Company's net capitalized costs of its U.S. oil and gas properties exceeded the capitalization ceiling by $21,168,000 resulting in a pre-tax valuation adjustment of $33,600,000. Such valuation adjustment is reflected in the Company's results of operations for the year ended December 31, 1998.

  Plant and related facilities, consisting principally of a gas processing plant in Alberta, Canada, are being depreciated on a straight-line basis over a remaining estimated useful life of approximately four years. Other property and equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the assets ranging from five to ten years.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

  At December 31, 1998 and 1997, the cumulative amount of accrued site restoration and dismantlement costs approximated $154,000 and $357,000, respectively.

 Revenue Recognition

  Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and net profits royalty interests.

  Revenues from natural gas production are recorded using the sales method, net of royalties and net profits royalty interests. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 1998 and 1997, the Company included $35,000 in accrued liabilities with respect to overproduced imbalances.

  The Company hedged a portion of its oil and gas sales in 1996. No hedges were in place during 1997 or 1998. See Note 13--Hedging Program.

  Revenues from plant processing are recognized at the time associated natural gas is processed and sold at the plant tailgate. Other revenues include fees associated with the field gathering of third-party natural gas from certain properties in which the Company has an interest and revenues from the sale of sulfur in Canada.

 Accounts Receivable

  Accounts receivable relate primarily to sales of oil and gas and amounts due from joint-interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint-interest agreements. At December 31, 1998 and 1997, the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $50,000.

 Income Taxes

  The Company utilizes the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

 Foreign Currency Translation

  The "functional currency" for translating the Company's Canadian accounts is the Canadian dollar. Assets and liabilities are translated into the reporting currency at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period. The resulting translation adjustments are accumulated in the other comprehensive loss component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently. For the years ended December 31, 1998, 1997 and 1996, the Company recognized foreign currency losses of $2,000, $36,000 and $24,000, respectively. At December 31, 1998, 1997 and 1996, the exchange rates were ($1 CAN = $U.S.) $0.6535, $0.6992 and $0.7297, respectively, while the average exchange rates during such years were $0.6721, $0.7201 and $0.7334, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

 Cash Equivalents

  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash equivalents at December 31, 1998, 1997 and 1996 were $5,875,000, $4,730,000 and $7,407,000, respectively.

 Other

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 for certain companies (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge should be disclosed.

2. Restructuring

  On November 16, 1998, the Company announced that its Board of Directors had retained CIBC Oppenheimer Corp. to advise it with respect to strategic alternatives available to the Company for maximizing shareholder value, including partial or full sale of the Company's assets or a merger, reorganization or other restructuring of the Company.

  As part of its goal of maximizing shareholder value, the Company also announced that its Board of Directors had adopted a Shareholder Rights Plan. The newly adopted Shareholder Rights Plan is designed to protect the shareholder against any effort to acquire the Company for less than its full value. However, the Plan does not prevent a takeover. The intention of the Plan is to enable shareholders to realize the long-term value of their investments and to enable the Board of Directors to serve the interests of all shareholders. Under the Plan, each shareholder of record at the close of business on November 23, 1998, will receive one Series A Preferred Stock Purchase Right (Right) for each share of Common Stock held. The Rights expire on November 12, 2008.

  The Company opened a data room in February 1999 and, to date, has received various offers from third parties to purchase certain assets of, or merge with, the Company. The Board of Directors and management are currently assessing and evaluating the specific terms of these offers. At this time, it is not possible to determine the likelihood that one or more of these offers would be accepted, or that another course of action would ultimately be followed.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

3. Comprehensive Income

  The Company implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This Statement establishes new requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment. Adoption of this statement has no impact on the Company's net income (loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 are as follows (amounts in thousands):

                                                        Years ended December
                                                                31,
                                                       ------------------------
                                                         1998     1997    1996
                                                       --------  ------  ------
      Net income (loss)............................... $(24,395) $1,870  $4,244
      Foreign currently translation...................   (1,768) (1,021)   (100)
                                                       --------  ------  ------
      Comprehensive income (loss)..................... $(26,163) $  849  $4,144
                                                       ========  ======  ======

4. Acquisitions

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

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

                                                                 Unaudited pro
                                                                forma financial
                                                                information for
                                                                the years ended
                                                                 December 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
       Revenues................................................ $37,654 $42,565
       Income from operations..................................   6,108  12,813
       Net income..............................................   2,359   7,027
       Net income per share--basic.............................    0.27    0.82

5. Property, Plant and Equipment

  Investments in property, plant and equipment were as follows at December 31, 1998 and 1997 (amounts in thousands):

                                                            1998       1997
                                                          ---------  ---------
      Oil and gas properties:
        Proved........................................... $ 208,354  $ 195,270
        Unproved.........................................     9,151      9,592
                                                          ---------  ---------
                                                            217,505    204,862
      Plant and related facilities.......................     9,094      8,766
      Gas gathering facilities...........................     1,698      1,685
      Furniture, fixtures and equipment..................     1,878      2,600
                                                          ---------  ---------
                                                            230,175    217,913
      Less--accumulated depreciation, depletion and
       amortization......................................  (151,933)  (103,644)
                                                          ---------  ---------
                                                          $  78,242  $ 114,269
                                                          =========  =========

  Depreciation, depletion and amortization for all property, plant and equipment for the years ended December 31, 1998, 1997 and 1996 was $16,406,000, $16,880,000 and $12,279,000, respectively. Oil and gas property depreciation, depletion and amortization for the years ended December 31, 1998, 1997 and 1996 was $14,961,000, $15,383,000 and $10,788,000, respectively. Depreciation, depletion and amortization per equivalent Mcf (using a Mcf-to-barrel conversion factor of 6 to 1) for the years ended December 31, 1998, 1997 and 1996 was $1.62, $1.51 and $1.06, respectively, for U.S. operations and $0.53, $0.50 and $0.34, respectively, for Canadian operations. The total composite rates were $1.16, $1.10 and $0.87 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Product prices continue to be volatile subsequent to December 31, 1998. In the future, should prices decline further, and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a future noncash charge against earnings.

                            PETROCORP INCORPORATED

                       December 31, 1998, 1997 and 1996

6. Long-Term Debt

  The Company's total long-term debt is payable as follows (amounts in thousands):

                                                                1998     1997
                                                               -------  -------
      Current portion of long-term debt....................... $ 4,710  $ 8,186
      Reclassified to long-term debt..........................  (2,000)  (4,000)
                                                               -------  -------
      Total current portion of long-term debt................. $ 2,710  $ 4,186
                                                               =======  =======
      Series A & B Senior Notes............................... $17,350  $21,150
      TD Bank Credit Agreement................................  25,000   11,000
      RBC Credit Agreement....................................            2,741
      Nonrecourse Notes Payable...............................   2,955    3,301
                                                               -------  -------
                                                                45,305   38,192
      Reclassified from current portion of long-term debt.....   2,000    4,000
                                                               -------  -------
      Total long-term debt.................................... $47,305  $42,192
                                                               =======  =======

  Debt maturing in each of the years during the five-year period subsequent to December 31, 1998 is as follows: $4,710,000 in 1999, $10,285,000 in 2000,
$9,085,000 in 2001, $8,160,000 in 2002 and $9,325,000 in 2003.

  Reclassification of current debt maturities to long term represents unused capacity under the TD Bank credit agreement at December 31, 1997 and 1998. The Company has both the intent and ability to refinance this debt on a long-term basis.

 Series A and Series B Senior Notes

  Series A and Series B Senior Notes at December 31, 1998 and 1997 consisted of the following (amounts in thousands):

                                                                1998    1997
                                                               ------- -------
      Series A, senior adjustable rate notes payable to a
       shareholder affiliate.................................. $   875 $ 2,550
      Series B, 7.55% senior notes payable to nonaffiliates...  20,275  23,300
                                                               ------- -------
                                                               $21,150 $25,850
                                                               ======= =======

  Redemption payments to affiliates and nonaffiliates were $1,675,000 and $3,025,000 in 1998 and $2,025,000 and $2,975,000 in 1997 and $4,142,000 and
$808,000 in 1996, respectively.

  Interest paid to affiliates and nonaffiliates for the years ended December 31, 1998, 1997 and 1996 amounted to $173,000 and $1,689,000; $303,000 and
$1,941,000; $1,883,000 and $706,000, respectively.

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

                        December 31, 1998, 1997 and 1996

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

  Interest on the Series A notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the period selected. Interest rates on the Series A notes ranged from 6.6% to 7.0%, 6.7% to 7.0% and 6.7% to 7.1% during 1998, 1997 and 1996, respectively. Interest on the Series B notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

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

  The Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves. Due to low oil and gas prices, the Company was not in compliance with certain debt covenants of the Series A and Series B Note Purchase Agreement at year end. However, the Series A and Series B noteholders have waived such provisions for one year.

 Bank Debt

  On June 26, 1997, the Company entered into a $50 million, five-year revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2000. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 7/8% to 1 1/2% on Eurodollar loans and nil to 1/2% on Prime loans.

  The $50 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company.

  On December 30, 1996, the Company, through a wholly-owned Canadian subsidiary, entered into a long-term borrowing agreement with the Royal Bank of Canada (RBC) whereby the Company borrowed $3,500,000 to partially fund the Millarville Acquisition. On June 29, 1998, this loan was repaid and the agreement was terminated. The Company's average interest rate while the loan remained outstanding in 1998 and 1997 was 6.6% and 5.8%, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

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

  During 1998, 1997 and 1996, interest payments were $1,126,000, $669,000 and
$896,000, respectively, while principal payments totaled $2,017,000, $757,000 and $1,938,000, respectively. Additionally, in 1998, 1997 and 1996, the Company issued $846,000, $245,000 and $261,000 of additional notes, respectively, as provided under the provisions of the agreements.

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

7. Deferred Revenue

  In March 1996, FGS sold its Southwest Oklahoma City Field gas gathering system for $3,835,000. The Company's total gain on the sale was $3,088,000, with $999,000 being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2,089,000 of the gain was deferred. The $2,089,000 deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's Southwest Oklahoma City Field. To date, $1,832,000 has been recognized, leaving a balance of $257,000 in "deferred revenue" on the consolidated balance sheet as of December 31, 1998.

8. Preferred Stock

  The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.01 per share. However, no preferred shares have been issued. The Company's Board of Directors is authorized to divide the preferred stock into series and, with respect to each series, to determine the dividend rights, dividend rate, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series. The Board of Directors could, without shareholder approval, issue preferred stock with voting rights and other rights that could adversely affect the voting power of holders of common stock and could be used to prevent a third party from acquiring control of the Company (see Note 2).

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

9. Income Taxes

  The components of income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following (amounts in thousands):

                                                        1998     1997     1996
                                                      --------  -------  ------
      United States operations....................... $(40,630) $(1,269) $4,096
      Canadian operations............................    1,121    3,275   1,955
                                                      --------  -------  ------
                                                      $(39,509) $ 2,006  $6,051
                                                      ========  =======  ======

  The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                           1998    1997    1996
                                                         --------  -----  ------
      Deferred:
        U.S.--federal................................... $(14,348) $(344) $1,475
        U.S.--state.....................................     (820)   (20)     84
        Canada..........................................       54    500     248
                                                         --------  -----  ------
                                                         $(15,114) $ 136  $1,807
                                                         ========  =====  ======

  A reconciliation of the Company's United States income tax provision (benefit) computed by applying the statutory United States federal income tax rate to the Company's income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 is presented in the following table (amounts in thousands):

                                                       1998     1997     1996
                                                     --------  -------  ------
United States federal income taxes (benefit) at
 statutory rate of 35%.............................. $(13,828) $   702  $2,118
Increases (reductions) resulting from:
  Canadian earnings not subject to United States
   taxes............................................     (392)  (1,146)   (684)
  Canadian income taxes.............................       54      500     248
  State income taxes................................     (820)     (20)     84
  Other.............................................     (128)     100      41
                                                     --------  -------  ------
                                                     $(15,114) $   136  $1,807
                                                     ========  =======  ======

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

  Deferred tax assets and liabilities consist of the following at December 31, 1998 and 1997 (amounts in thousands):

                                                              1998      1997
                                                             -------  --------
Deferred tax assets:
  Net operating loss carryforward--U.S...................... $14,884  $  6,573
  Net operating loss carryforward--Canada...................   2,775     2,318
                                                             -------  --------
Gross deferred tax asset....................................  17,659     8,891
                                                             -------  --------
Deferred tax liabilities:
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--U.S...............  (2,123)   (8,980)
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--Canada............  (7,860)   (7,703)
                                                             -------  --------
Gross deferred tax liability................................  (9,983)  (16,683)
                                                             -------  --------
                                                             $ 7,676  $ (7,792)
                                                             =======  ========

  As of December 31, 1998, the Company has U.S. net operating loss (NOL) carryforwards of $40,228,000 and $33,499,000 for regular tax and alternative minimum tax purposes, respectively. Alternative minimum tax NOL carryforwards begin to expire in 2008 and regular tax NOL carryforwards expire as follows:

      NOL Carryforwards expiring in
      -----------------------------
      2001......................................................... $   262,000
      2002.........................................................     412,000
      2003.........................................................     300,000
      2004.........................................................     432,000
      2005.........................................................     202,000
      Thereafter...................................................  38,620,000
                                                                    -----------
                                                                    $40,228,000
                                                                    ===========

  Certain future changes in the Company's shareholders may impose restrictions under Section 382 on the annual utilization of a portion of its net operating loss carryforwards.

  Prior to 1998, under SFAS 109, the Company was required to increase deferred income taxes and oil and gas properties by $3,736,000 for the deferred tax effect of the excess of the Company's book basis of the stock acquired in the Millarville Acquisition over the tax basis of the net assets acquired.

  The provision for Canadian income taxes differs from the amount of income tax determined by applying the Canadian statutory income tax rate to pretax Canadian income as a result of the following (amounts in thousands):

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
      Tax computed at statutory rate of 44.62%....... $   500  $ 1,461  $   872
      Nondeductible crown royalties..................     973    1,160      510
      Resource allowance.............................  (1,342)  (1,948)  (1,134)
      Alberta royalty tax credit.....................     (77)    (173)
                                                      -------  -------  -------
                                                      $    54  $   500  $   248
                                                      =======  =======  =======

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

10. Stock Option and Other Employee Benefit Plans

  In 1992, the Company established the 1992 PetroCorp Stock Option Plan (the Option Plan). The Option Plan allows up to 957,357 option shares to be granted and outstanding. The following table summarizes these options:

                                                                      Exercise
                                                           Options     price
                                                           -------  ------------
      Outstanding at December 31, 1995.................... 717,740  $5.00-$10.00
        Granted........................................... 200,000     $6.38
        Forfeited......................................... (47,000)    $10.00
        Exercised.........................................
                                                           -------
      Outstanding at December 31, 1996.................... 870,740  $5.00-$10.00
        Granted...........................................
        Forfeited.........................................
        Exercised.........................................  (5,000)    $5.00
                                                           -------
      Outstanding at December 31, 1997.................... 865,740  $5.00-$10.00
        Granted...........................................
        Forfeited.........................................
        Exercised.........................................
                                                           -------
      Outstanding at December 31, 1998.................... 865,740  $5.00-$10.00
                                                           =======

  The weighted average exercise prices for options under the Option Plan outstanding at December 31, 1998, 1997 and 1996 were $7.86, $7.86 and $7.84, respectively.

  In October 1996, all granted stock options under the Option Plan were fully vested and exercisable as a change in control, defined in the Option Plan as the change in ownership of more than 30% of the outstanding common shares of the Company, occurred after Kaiser Francis Oil Company purchased the common shares owned by investment funds managed by First Reserve Corporation and the common shares owned by a subsidiary of CIGNA Corporation.

  In 1997, the Company established the 1997 PetroCorp Non-Employee Director Stock Option Plan (the Director Option Plan) for the benefit of the Company's Board of Directors. This plan allows up to 75,000 option shares to be granted and outstanding. The following table summarizes these options.

                                                                      Exercise
                                                             Options    price
                                                             ------- -----------
      Outstanding at December 31, 1996......................
        Granted............................................. 25,000     $8.63
        Forfeited...........................................
        Exercised...........................................
                                                             ------
      Outstanding at December 31, 1997...................... 25,000     $8.63
        Granted.............................................  6,000     $8.25
        Forfeited...........................................
        Exercised...........................................
                                                             ------
        Outstanding at December 31, 1998.................... 31,000  $8.25-$8.63
                                                             ======

  The Director Options were fully vested at the date of grant.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

  Stock options under both plans expire ten years from the date of grant.

  The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value based method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for these stock-based compensation plans. Had compensation cost for the Option Plan and the Director Option Plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's 1998 and 1997 net income and earnings per share would have been reduced by approximately $16,000 and $79,000, or nil and $0.01 per share, respectively. The fair value of the options granted during 1998 is estimated as $26,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 26%, risk-free interest rate of 5.8% and an expected life of ten years.

  Effective January 1, 1993, the Company established a savings plan, which is available to eligible employees and qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions for an amount up to 6% of each employee's salary. The Company's contributions to the plan, which are charged to expense, totaled $192,000, $188,000 and $208,000 in 1998, 1997 and 1996, respectively.

11. Earnings Per Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented.

                                                                       Per share
                                                       Income   Shares  amount
                                                      --------  ------ ---------
      Year ended December 31, 1998:
       Basic EPS:
        Net loss..................................... $(24,395) 8,637   $(2.82)
       Effect of dilutive securities:
        Options......................................              62
                                                      --------  -----   ------
       Diluted EPS:
        Net loss..................................... $(24,395) 8,699   $(2.82)
                                                      ========  =====   ======
      Year ended December 31, 1997:
       Basic EPS:
        Net income................................... $  1,870  8,586   $ 0.22
       Effect of dilutive securities:
        Options......................................             102
                                                      --------  -----   ------
       Diluted EPS:
        Net income................................... $  1,870  8,688   $ 0.22
                                                      ========  =====   ======
      Year ended December 31, 1996:
       Basic EPS:
        Net income................................... $  4,244  8,585   $ 0.49
       Effect of dilutive securities:
        Options......................................              84
                                                      --------  -----   ------
       Diluted EPS:
        Net income................................... $  4,244  8,669   $ 0.49
                                                      ========  =====   ======

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

  The 1998 $2.82 loss per share does not include the effect of dilutive securities as their impact would be antidilutive given the Company's loss position.

  Options to purchase 415,000, 445,740 and 445,740 shares of common stock at $8.25-10.00, $10.00 and $10.00 per share were outstanding during the years ended December 31, 1998, 1997 and 1996 but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

12. Geographic Area Information

  The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (amounts in thousands):

                                           United            General
                                           States   Canada  Corporate  Total
                                          --------  ------- --------- --------
1998:
  Revenues............................... $ 15,911  $ 9,296           $ 25,207
  Income (loss) from operations..........  (35,593)   3,381  $(4,840)  (37,052)
  Depreciation, depletion and
   amortization..........................   12,511    3,698      359    16,568
  Capital expenditures...................   11,673    7,653       68    19,394
  Identifiable assets at December 31.....   64,408   38,930      654   103,992
1997:
  Revenues............................... $ 24,068  $11,026           $ 35,094
  Income (loss) from operations..........    4,902    5,748  $(5,627)    5,023
  Depreciation, depletion and
   amortization..........................   12,925    3,565      575    17,065
  Capital expenditures...................   20,565    7,172      309    28,046
  Identifiable assets at December 31.....   88,132   41,803      989   130,924
1996:
  Revenues............................... $ 25,452  $ 6,094           $ 31,546
  Income (loss) from operations..........    9,446    3,433  $(5,301)    7,578
  Depreciation, depletion and
   amortization..........................    9,886    1,918      629    12,433
  Capital expenditures...................   15,201   13,899      412    29,512
  Identifiable assets at December 31.....   80,706   40,961    1,197   122,864

  The following table reflects purchasers which accounted for more than 10% of the Company's oil and gas revenues:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
      Pan-Alberta Gas Ltd........................................ 23%  21%  17%
      EOTT Energy Operating Limited Partnership.................. 10%  26%  20%
      Conoco Inc................................................. 10%
      Sun Refining and Marketing Company.........................           14%

  During 1998 and prior, the majority of the Company's Canadian gas was dedicated under long-term contracts to Pan-Alberta Gas Ltd., a major Canadian aggregator. However, as part of a legal settlement effective December 31, 1998, approximately 50% of PetroCorp's dedicated gas volumes have been released

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996
from Pan-Alberta contracts. These released volumes are now sold on the spot market at prevailing prices. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

13. Hedging Program and Fair Value of Financial Instruments

 Hedging Program

  During 1996, the Company utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. The Company used oil and natural gas futures contracts traded on the NYMEX to hedge its oil and gas sales. Realized gains and losses from the Company's hedging activities were included in oil and gas revenues in the period of the hedged production.

  The Company recorded realized hedging losses of $918,000 in 1996. No hedges were in place in 1997 or 1998.

 Fair Value of Financial Instruments

  The following information discloses the fair value of the Company's financial instruments in accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments" (amounts in thousands):

                                                               Carrying  Fair
                                                                amount   value
                                                               -------- -------
      1998:
       Long-term debt:
        Series B, 7.55% senior notes.......................... $20,275  $26,505
      1997:
       Long-term debt:
        Series B, 7.55% senior notes..........................  23,300   23,772
      1996:
       Long-term debt:
        Series B, 7.55% senior notes..........................  26,275   27,105

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

14. Commitments and Contingencies

  The Company has entered into operating lease agreements with noncancelable terms in excess of one year for office space. Future minimum lease payments are $506,000, $528,000, $447,000, $419,000 and nil for the years ended December 31,
1999, 2000, 2001, 2002 and 2003, respectively. Total rental expense for office space for the years ended December 31, 1998, 1997 and 1996 was $560,000, $648,000 and $646,000, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1998, 1997 and 1996

  There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

15. Related Party Transactions

  The Company has engaged an engineering consulting company to procure certain services and equipment pertaining to its Canadian operations. The consulting company solicits bids from various vendors in order to obtain competitive pricing. During 1998 and 1997, the consulting company procured $236,000 and $148,000 in an arm's-length transaction from an equipment supplier partly owned by a director of the Company's Canadian subsidiaries who is a relative of the Company's Chief Executive Officer.

  The Company is a joint-interest owner in a project operated by Kaiser Francis Oil Company, a shareholder affiliate. During 1998, 1997 and 1996, the Company remitted $181,000, $914,000 and $133,000, respectively, to Kaiser Francis as payment of the Company's share of the joint operation. Amounts payable to Kaiser Francis at December 31, 1998 and 1997 were $5,000 and $97,000, respectively.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

                        December 31, 1998, 1997 and 1996

                                  (unaudited)

Costs Incurred in Oil and Gas Producing Activities

  Presented below are costs incurred in petroleum property acquisition, exploration and development activities (amounts in thousands):

                                                          U.S.   Canada   Total
                                                         ------- ------- -------
 1998:
  Acquisition of properties:
   Proved properties.................................... $ 4,260 $   595 $ 4,855
   Unproved properties..................................   1,227           1,227
  Exploration costs.....................................   3,168   4,436   7,604
  Development costs.....................................   2,861   1,713   4,574
                                                         ------- ------- -------
 Total.................................................. $11,516 $ 6,744 $18,260
                                                         ======= ======= =======
 1997:
  Acquisition of properties:
   Proved properties.................................... $ 9,993 $   954 $10,947
   Unproved properties..................................   1,671     537   2,208
  Exploration costs.....................................   4,827   3,757   8,584
  Development costs.....................................   4,047   1,639   5,686
                                                         ------- ------- -------
     Total.............................................. $20,538 $ 6,887 $27,425
                                                         ======= ======= =======
 1996:
  Acquisition of properties:
   Proved properties.................................... $ 5,157 $11,468 $16,625
   Unproved properties..................................     645     861   1,506
  Exploration costs.....................................   3,029     770   3,799
  Development costs.....................................   6,214     539   6,753
                                                         ------- ------- -------
     Total.............................................. $15,045 $13,638 $28,683
                                                         ======= ======= =======

  Included in the above amounts for the years ended December 31, 1998, 1997 and 1996 were $1,811,000, $1,897,000 and $1,690,000, respectively, of capitalized internal costs related to property acquisition, exploration and development. Under SFAS 109, the Company was required to increase deferred income taxes and oil and gas properties by $3,736,000 for the deferred tax effect of the excess of the Company's book basis of the stock acquired in the Millarville Acquisition over the tax basis of the net assets acquired. Such increase in oil and gas properties is not included in the above amounts.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)


Capitalized Costs Related to Oil and Gas Producing Activities

  The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to petroleum producing operations (amounts in thousands):

                                                  U.S.      Canada     Total
                                                ---------  --------  ---------
1998:
  Proved properties............................ $ 168,071  $ 40,283  $ 208,354
  Unproved properties..........................     7,417     1,734      9,151
                                                ---------  --------  ---------
                                                  175,488    42,017    217,505
  Accumulated depreciation, depletion and
   amortization................................  (133,914)  (10,261)  (144,175)
                                                ---------  --------  ---------
                                                $  41,574  $ 31,756  $  73,330
                                                =========  ========  =========
1997:
  Proved properties............................ $ 157,370  $ 37,900  $ 195,270
  Unproved properties..........................     7,877     1,715      9,592
                                                ---------  --------  ---------
                                                  165,247    39,615    204,862
  Accumulated depreciation, depletion and
   amortization................................   (88,226)   (8,006)   (96,232)
                                                ---------  --------  ---------
                                                $  77,021  $ 31,609  $ 108,630
                                                =========  ========  =========
1996:
  Proved properties............................ $ 141,096  $ 33,228  $ 174,324
  Unproved properties..........................     3,887     1,392      5,279
                                                ---------  --------  ---------
                                                  144,983    34,620    179,603
  Accumulated depreciation, depletion and
   amortization................................   (75,638)   (5,525)   (81,163)
                                                ---------  --------  ---------
                                                $  69,345  $ 29,095  $  98,440
                                                =========  ========  =========

  Of the unproved properties capitalized cost at December 31, 1998, approximately $1,627,000 and $4,174,000 was incurred in 1998 and 1997, respectively. The Company anticipates evaluating these properties during subsequent years.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)


Results of Operations From Petroleum Producing Activities

  The results of operations from petroleum producing activities, which do not include revenues associated with the production and sale of sulfur, are as follows (amounts in thousands):

                                                      U.S.    Canada   Total
                                                    --------  ------  --------
1998:
  Revenues......................................... $ 15,911  $7,710  $ 23,621
  Production costs.................................   (5,171) (2,173)   (7,344)
  Depreciation, depletion and amortization.........  (12,105) (2,856)  (14,961)
  Oil and gas property valuation adjustment........  (33,600)          (33,600)
  Income tax benefit (expense).....................  (12,937)    134   (12,803)
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $(47,902) $2,815  $(45,087)
                                                    ========  ======  ========
1997:
  Revenues......................................... $ 24,068  $9,434  $ 33,502
  Production costs.................................   (6,080) (1,713)   (7,793)
  Depreciation, depletion and amortization.........  (12,589) (2,794)  (15,383)
  Income tax expense...............................   (1,998)   (739)   (2,737)
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $  3,401  $4,188  $  7,589
                                                    ========  ======  ========
1996:
  Revenues......................................... $ 25,329  $4,389  $ 29,718
  Production costs.................................   (5,917)   (743)   (6,660)
  Depreciation, depletion and amortization.........   (9,700) (1,088)  (10,788)
  Income tax expense...............................   (3,593)   (307)   (3,900)
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $  6,119  $2,251  $  8,370
                                                    ========  ======  ========

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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)


  The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1998, 1997 and 1996 and the changes in its proved reserves are as follows:

                                     U.S.            Canada          Total
                                ---------------  --------------  ---------------
                                  Oil     Gas      Oil    Gas      Oil     Gas
                                (Mbbls)  (MMcf)  (Mbbls) (MMcf)  (Mbbls)  (MMcf)
                                -------  ------  ------- ------  -------  ------
1998:
 Proved reserves:
  Beginning of year............  3,473   27,279   1,562  60,025   5,035   87,304
  Production...................   (422)  (4,932)   (143) (4,579)   (565)  (9,511)
  Purchase of minerals-in-
   place.......................     22    1,807       4     382      26    2,189
  Extensions and discoveries...     11      694     155   4,613     166    5,307
  Sales of minerals-in-place...    (53)      (3)    (48) (2,746)   (101)  (2,749)
  Revisions to previous
   estimates...................   (453)  (2,875)   (118)   (273)   (571)  (3,148)
                                ------   ------   -----  ------  ------   ------
  End of year..................  2,578   21,970   1,412  57,422   3,990   79,392
                                ======   ======   =====  ======  ======   ======
 Proved developed reserves:
  Beginning of year............  3,385   24,011   1,469  55,204   4,854   79,215
                                ======   ======   =====  ======  ======   ======
  End of year..................  2,499   19,454   1,081  47,460   3,580   66,914
                                ======   ======   =====  ======  ======   ======
1997:
 Proved reserves:
  Beginning of year............  4,108   26,620   1,124  54,153   5,232   80,773
  Production...................   (580)  (4,853)   (142) (4,787)   (722)  (9,640)
  Purchase of minerals-in-
   place.......................    228    5,830      21     408     249    6,238
  Extensions and discoveries...     72    1,553     248  12,795     320   14,348
  Sales of minerals-in-place...                     (19)   (840)    (19)    (840)
  Revisions to previous
   estimates...................   (355)  (1,871)    330  (1,704)    (25)  (3,575)
                                ------   ------   -----  ------  ------   ------
  End of year..................  3,473   27,279   1,562  60,025   5,035   87,304
                                ======   ======   =====  ======  ======   ======
 Proved developed reserves:
  Beginning of year............  2,414   22,517     941  46,125   3,355   68,642
                                ======   ======   =====  ======  ======   ======
  End of year..................  3,385   24,011   1,469  55,204   4,854   79,215
                                ======   ======   =====  ======  ======   ======
1996:
 Proved reserves:
  Beginning of year............  6,740   29,345      24  53,496   6,764   82,841
  Production...................   (662)  (5,155)     (5) (3,182)   (667)  (8,337)
  Purchase of minerals-in-
   place.......................    281    3,187   1,107   6,787   1,388    9,974
  Extensions and discoveries...    388    3,098       5   2,139     393    5,237
  Sales of minerals-in-place...    (49)  (1,655)         (5,858)    (49)  (7,513)
  Revisions to previous
   estimates................... (2,590)  (2,200)     (7)    771  (2,597)  (1,429)
                                ------   ------   -----  ------  ------   ------
  End of year..................  4,108   26,620   1,124  54,153   5,232   80,773
                                ======   ======   =====  ======  ======   ======
 Proved developed reserves:
  Beginning of year............  2,617   28,256      21  45,339   2,638   73,595
                                ======   ======   =====  ======  ======   ======
  End of year..................  2,414   22,517     941  46,125   3,355   68,642
                                ======   ======   =====  ======  ======   ======

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

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

  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

                                                       U.S.    Canada   Total
                                                     -------- -------- --------
1998:
 Future gross revenues.............................. $ 73,407 $107,803 $181,210
 Less--future costs:
  Production........................................   27,841   17,501   45,342
  Development and dismantlement.....................    2,094    3,719    5,813
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   43,472   86,583  130,055
 Less--10% annual discount for estimated timing of
  cash flows........................................   12,508   39,535   52,043
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................   30,964   47,048   78,012
 Less--present value of future income taxes.........            16,470   16,470
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 30,964 $ 30,578 $ 61,542
                                                     ======== ======== ========
1997:
 Future gross revenues.............................. $131,220 $112,021 $243,241
 Less--future costs:
  Production........................................   28,274   36,584   64,858
  Development and dismantlement.....................    3,519    3,735    7,254
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   99,427   71,702  171,129
 Less--10% annual discount for estimated timing of
  cash flows........................................   30,800   29,517   60,317
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................   68,627   42,185  110,812
 Less--present value of future income taxes.........    7,388   11,137   18,525
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 61,239 $ 31,048 $ 92,287
                                                     ======== ======== ========
1996:
 Future gross revenues.............................. $201,711 $156,207 $357,918
 Less--future costs:
  Production........................................   38,528   29,367   67,895
  Development and dismantlement.....................    4,119    3,487    7,606
                                                     -------- -------- --------
 Future net cash flows before income taxes..........  159,064  123,353  282,417
 Less--10% annual discount for estimated timing of
  cash flows........................................   55,919   49,741  105,660
                                                     -------- -------- --------
 Present value of future net cash flows before
  income taxes......................................  103,145   73,612  176,757
 Less--present value of future income taxes.........   23,176   22,202   45,378
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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)


  The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

                                                     U.S.    Canada    Total
                                                   --------  -------  --------
1998:
 Standardized measure--beginning of period........ $ 61,239  $31,048  $ 92,287
  Sales of oil and gas produced, net of production
   costs..........................................  (10,740)  (5,537)  (16,277)
  Purchases of minerals-in-place..................    2,547      437     2,984
  Extensions and discoveries......................      609    2,833     3,442
  Sales of minerals-in-place......................     (266)  (1,432)   (1,698)
  Net changes in prices and production costs......  (29,854)  11,599   (18,255)
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................    1,870      714     2,584
  Revisions to previous quantity estimates........   (4,790)  (1,191)   (5,981)
  Accretion of discount...........................    6,863    4,219    11,082
  Changes in timing of production and other.......   (4,378)  (6,622)  (11,000)
  Net changes in income taxes.....................    7,864   (5,490)    2,374
                                                   --------  -------  --------
 Standardized measure--end of period.............. $ 30,964  $30,578  $ 61,542
                                                   ========  =======  ========
1997:
 Standardized measure--beginning of period........ $ 79,969  $51,410  $131,379
  Sales of oil and gas produced, net of production
   costs..........................................  (17,988)  (7,721)  (25,709)
  Purchases of minerals-in-place..................   14,138      382    14,520
  Extensions and discoveries......................    2,371    7,296     9,667
  Sales of minerals-in-place......................              (582)     (582)
  Net changes in prices and production costs......  (35,621) (35,279)  (70,900)
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................    2,086    1,367     3,453
  Revisions to previous quantity estimates........   (5,479)     175    (5,304)
  Accretion of discount...........................   10,315    7,361    17,676
  Changes in timing of production and other.......   (5,052)  (4,775)   (9,827)
  Net changes in income taxes.....................   16,500   11,414    27,914
                                                   --------  -------  --------
 Standardized measure--end of period.............. $ 61,239  $31,048  $ 92,287
                                                   ========  =======  ========
1996:
 Standardized measure--beginning of period........ $ 65,322  $19,489  $ 84,811
  Sales of oil and gas produced, net of production
   costs..........................................  (19,412)  (3,646)  (23,058)
  Purchases of minerals-in-place..................    8,840   16,834    25,674
  Extensions and discoveries......................   11,010    3,038    14,048
  Sales of minerals-in-place......................   (1,562)  (3,065)   (4,627)
  Net changes in prices and production costs......   48,122   36,851    84,973
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................    4,276      (50)    4,226
  Revisions to previous quantity estimates........  (33,836)     884   (32,952)
  Accretion of discount...........................    7,825    2,255    10,080
  Changes in timing of production and other.......     (770)  (2,113)   (2,883)
  Net changes in income taxes.....................   (9,846) (19,067)  (28,913)
                                                   --------  -------  --------
 Standardized measure--end of period.............. $ 79,969  $51,410  $131,379
                                                   ========  =======  ========

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)

  The standardized measure amounts are based on current prices at each year end and reflect overall weighted average prices of:

                                                             U.S.  Canada Total
                                                            ------ ------ ------
1998:
  Oil (per BBL)............................................ $10.15 $ 8.63 $ 9.63
  Gas (per Mcf)............................................   2.15   1.66   1.80
1997:
  Oil (per BBL)............................................ $17.31 $15.18 $16.65
  Gas (per Mcf)............................................   2.61   1.46   1.84
1996:
  Oil (per BBL)............................................ $25.24 $23.18 $24.80
  Gas (per Mcf)............................................   3.68   2.40   2.82

  Information relating to sulfur in Canada which has not been included in the standardized measure is summarized as follows:

                                                      1998      1997      1996
                                                    -------- ---------- --------
Revenues for the year ended December 31...........  $ 55,000 $  183,000 $ 99,000
Production (long tons) for the year ended December
 31...............................................    15,000     15,546   13,337
Estimated proved reserves (long tons) as of
 December 31......................................   221,000    202,000  191,000
Present value (10%), before income taxes, of
 future net revenues..............................   468,000  1,080,000  132,000
Price per long ton, net of transportation costs,
 used to determine future revenues at December 31.  $   3.90 $     9.36 $   1.16

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1998, 1997 and 1996

                                  (unaudited)

                      Summarized Quarterly Financial Data

                                  (unaudited)
                 (amounts in thousands, except per share data)

                                     First   Second    Third    Fourth
                                    quarter  quarter  quarter  quarter     Year
                                    -------  -------  -------  --------  --------
Year ended December 31, 1998:
  Revenues......................... $6,506   $6,086   $ 6,173  $  6,442  $ 25,207
  Gross profit(1)..................    728      157        20   (33,475)  (32,570)
  Income from operations...........   (450)    (998)   (1,106)  (34,498)  (37,052)
  Net loss.........................   (636)  (1,029)     (764)  (21,966)  (24,395)
  Net income per share--basic...... $(0.07)  $(0.12)  $ (0.09) $  (2.54) $  (2.82)
Year ended December 31, 1997:
  Revenues......................... $9,394   $7,586   $ 8,738  $  9,376  $ 35,094
  Gross profit(1)..................  3,655    1,752     2,366     2,302    10,075
  Income from operations...........  2,357      401     1,224     1,041     5,023
  Net income.......................    975      244       227       424     1,870
  Net income per share--basic...... $ 0.11   $ 0.03   $  0.03  $   0.05  $   0.22

--------
(1) Revenues less operating expenses other than general and administrative.

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

Date: March 29, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                      Title
                                                                     Date

   /s/    W. Neil McBean             President, Chief          March 29, 1999
                                      Executive Officer
-----------------------------------   (Principal Executive
          W. Neil McBean              Officer) and Director

   /s/   Craig K. Townsend           Vice President--          March 29, 1999
                                      Finance, Secretary and
-----------------------------------   Treasurer (Principal
         Craig K. Townsend            Financial Officer and
                                      Principal Accounting
                                      Officer)

   /s/   Lealon L. Sargent           Chairman of the Board     March 29, 1999
-----------------------------------
         Lealon L. Sargent

   /s/   Thomas N. Amonett           Director                  March 29, 1999
-----------------------------------
         Thomas N. Amonett

   /s/  Gary R. Christopher          Director                  March 29, 1999
-----------------------------------
        Gary R. Christopher

   /s/   G. Jay Erbe, Jr.            Director                  March 29, 1999
-----------------------------------
         G. Jay Erbe, Jr.

   /s/  Stephen M. McGrath           Director                  March 29, 1999
-----------------------------------
        Stephen M. McGrath

   /s/   Robert C. Thomas            Director                  March 29, 1999
-----------------------------------
         Robert C. Thomas

                                 EXHIBIT INDEX

 No.  Item
 ---  ----
 21   --List of material subsidiaries
 23.1 --Consent of PricewaterhouseCoopers LLP
 23.2 --Consent of Huddleston & Co., Inc.
 27   --Financial Data Schedule