Form 10-K405/A
period 1998-12-31
PETROCORP INC
filed 1999-04-13
CIK 911359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended December 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the transition period from      to

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S) 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 9, 1999 was $18,766,807. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 9, 1999:

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

Employees

  At December 31, 1998, PetroCorp had 53 full-time employees.

Item 2. Properties.

Principal Properties

  The Company's proved oil and gas properties are relatively concentrated. Approximately 78% of the PV-10 from the Company's proved reserves at December 31, 1998 was attributable to five principal areas.

  The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 1998, all of which are taken from reports prepared by Huddleston & Co., Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                                       December 31, 1998
                                               ---------------------------------
                                                  Estimated Proved
                                                      Reserves
                                               ----------------------
                                                 Oil    Gas
      Property/Area                            (MBbls) (MMcf)  MMcfe    PV-10
      -------------                            ------- ------ ------- ----------
                                                                         (in
                                                                      thousands)
      Hanlan-Robb.............................    108  50,157  50,805  $37,972
      South Louisiana Area....................    118   5,330   6,038    9,797
      Oklahoma City Area......................  1,644   3,120  12,984    5,510
      McLeod Field............................    568   4,536   7,944    5,394
      South Texas Area........................     24   1,939   2,083    2,537
                                                -----  ------ -------  -------
        Subtotal..............................  2,462  65,082  79,854   61,210
                                                -----  ------ -------  -------
      Others..................................  1,528  14,310  23,478   17,270
                                                -----  ------ -------  -------
        Total.................................  3,990  79,392 103,332  $78,480
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

  South Louisiana Area. Includes ownership in the East Riceville Field in Vermillion Parish and the Scott Field in Lafayette Parish. East Riceville is a two-well gas field producing 28 MMcf/D from a Miogyp reservoir at approximately 17,000 feet. PetroCorp owns a 13.8% working interest in this field, which is operated by Murphy Exploration and Production Company. The Company owns a 3.6% working interest in the Scott Field, which is operated by Hallwood Petroleum, Inc. The majority of the current production and asset value in the Scott Field is attributable to two wells producing from a Bol Mex reservoir below 13,000 feet at a combined rate of approximately 50 MMcf/D.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PetroCorp Incorporated
                                          (Registrant)

                                                   /s/ W. Neil McBean
                                          By:__________________________________
                                                     W. Neil McBean
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: April 12, 1999

                                 EXHIBIT INDEX

 No.  Item
 ---  ----
 23.1 --Consent of PricewaterhouseCoopers LLP