Form 10-Q
period 1999-03-31
PETROCORP INC
filed 1999-05-17
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended March 31, 1999

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


              For the Transition period ___________ to __________


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


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 1999:


     Common Stock, $.01 per value                            8,656,019
     ----------------------------                            ---------
           (Title of Class)                       (Number of Shares Outstanding)

                            PETROCORP INCORPORATED

                                     INDEX
                                     -----



                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    Consolidated Balance Sheets at March 31, 1999 and December 31, 1998       1


    Consolidated Statement of Operations for the three months ended
    March 31, 1999 and 1998                                                   2

    Consolidated Statement of Cash Flows for the three months ended
    March 31, 1999 and 1998                                                   3

    Notes to Consolidated Financial Statements                                4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

PART II. OTHER INFORMATION                                                   13

SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                        MARCH 31,   December 31,
                                                                          1999          1998
                                                                        ---------     ---------
                            ASSETS                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $   6,855     $   7,786
  Accounts receivable, net                                                  3,647         4,569
  Other current assets                                                        315           326
                                                                        ---------     ---------
    Total current assets                                                   10,817        12,681
                                                                        ---------     ---------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method, net
    of accumulated depreciation, depletion and amortization                62,541        64,179
  Unproved oil and gas properties, not subject to depletion                 9,284         9,151
  Plant and related facilities, net                                         3,619         3,768
  Other, net                                                                1,013         1,144
                                                                        ---------     ---------
                                                                           76,457        78,242
                                                                        ---------     ---------
Deferred income taxes                                                      13,548        12,761
Other assets, net                                                             373           308
                                                                        ---------     ---------
    Total assets                                                        $ 101,195     $ 103,992
                                                                        =========     =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $   3,405     $   4,424
  Accrued liabilities                                                       2,516         3,467
  Current portion of long-term debt                                         2,723         2,710
                                                                        ---------     ---------
    Total current liabilities                                               8,644        10,601
                                                                        ---------     ---------
Long-term debt                                                             47,249        47,305
                                                                        ---------     ---------
Deferred revenue                                                              172           257
                                                                        ---------     ---------
Deferred income taxes                                                       5,114         5,085
                                                                        ---------     ---------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
  Common stock, $0.01 par value, 25,000,000 shares authorized,
   8,656,019 shares issued and outstanding as of March 31, 1999
   and December 31, 1998                                                       87            87
  Additional paid-in capital                                               71,245        71,245
  Accumulated deficit                                                     (25,445)      (24,324)
  Accumulated other comprehensive loss                                     (5,871)       (6,264)
                                                                        ---------     ---------
    Total shareholders' equity                                             40,016        40,744
                                                                        ---------     ---------
    Total liabilities and shareholders' equity                          $ 101,195     $ 103,992
                                                                        =========     =========

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                     1999        1998
                                                   --------    --------
REVENUES:
  Oil and gas                                      $  4,941    $  6,173
  Plant processing                                      454         343
  Other                                                  10         (10)
                                                   --------    --------
                                                      5,405       6,506
                                                   --------    --------
EXPENSES:
  Production costs                                    1,611       1,789
  Depreciation, depletion and amortization            2,693       3,951
  General and administrative                          1,054       1,178
  Restructuring costs                                 1,090
  Other operating expenses                               63          38
                                                   --------    --------
                                                      6,511       6,956
                                                   --------    --------
LOSS FROM OPERATIONS                                 (1,106)       (450)
                                                   --------    --------
OTHER INCOME (EXPENSES):
  Investment and other income                            88          92
  Interest expense                                     (935)       (864)
  Other expenses                                         (1)         (3)
                                                   --------    --------
                                                       (848)       (775)
                                                   --------    --------
LOSS BEFORE INCOME TAXES                             (1,954)     (1,225)
Income tax benefit                                     (833)       (589)
                                                   --------    --------
NET LOSS                                           $ (1,121)   $ (  636)
                                                   ========    ========
Net loss per common share - basic                  $  (0.13)   $  (0.07)
                                                   ========    ========
Net loss per common share - diluted                $  (0.13)   $  (0.07)
                                                   ========    ========

Weighted average number of common shares - basic      8,656       8,592

Weighted average number of common shares - diluted    8,667       8,682


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (1,121)   $   (636)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                 2,693       3,951
     Deferred income tax benefit                               (833)       (589)
                                                           --------    --------
                                                                739       2,726
     Change in operating assets and liabilities:
       Accounts receivable                                      922       1,873
       Other current assets                                      11          38
       Accounts payable                                      (1,019)     (1,471)
       Accrued liabilities                                     (951)        347
     Other                                                      (85)       (126)
                                                           --------    --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (383)      3,387
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                              977
  Additions to oil and gas properties                          (345)     (5,482)
  Additions to plant and related facilities                     (37)        (36)
  Additions to other property, plant and equipment               (5)        (48)
  Additions to other assets                                     (81)
                                                           --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                   (468)     (4,589)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                  132          82
  Repayment of long-term debt                                  (231)     (2,193)
                                                           --------    --------
       NET CASH USED IN FINANCING ACTIVITIES                    (99)     (2,111)
                                                           --------    --------
Effect of exchange rate changes on cash                          19           8
                                                           --------    --------
Net decrease in cash and cash equivalents                      (931)     (3,305)
Cash and cash equivalents at beginning of period              7,786       9,391
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  6,855    $  6,086
                                                           ========    ========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

NOTE 2 - RESTRUCTURING:

  On November 16, 1998, the Company announced that its Board of Directors had retained CIBC Oppenheimer Corp. to advise it with respect to strategic alternatives available to the Company for maximizing shareholder value, including sales of some or all of the Company's assets or a merger, reorganization or other restructuring of the Company.

  As part of its goal of maximizing shareholder value, the Company also announced that its Board of Directors has adopted a Shareholder Rights Plan. The newly adopted Shareholder Rights Plan is designed to protect the shareholder against any effort to acquire the Company for less than its full value. However, the Plan does not prevent a takeover. The intention of the Plan is to enable shareholders to realize the long-term value of their investments and to enable the Board of Directors to serve the interests of all shareholders. Under the Plan, each shareholder of record at the close of business on November 23, 1998, received one Series A Preferred Stock Purchase Right (Right) for each share of Common Stock held. The Rights expire on November 12, 2008.

  The Company opened a data room in February, 1999 and to date has received expressions of interest from third parties to purchase certain assets of, or merge with, the Company. The Board of Directors and management are currently assessing and evaluating the specific terms of these offers. At this time, it is not possible to determine the likelihood that a possible transaction with one or more of these third parties would be pursued, or that another course of action would ultimately be followed.

  The Company recorded a $1.1 million restructuring charge, included in the accompanying consolidated statement of operations, in the first quarter of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. Included in this charge are retention costs along with severance pay related to a 20% reduction in personnel.

NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

  The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income or loss and the components which include the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net loss as presented on the accompanying consolidated statement of operations. The Company's comprehensive loss for the three months ended March 31, 1999 and 1998 are as follows (amounts in thousands):

                                                   For the three
                                                    months ended
                                                      March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------   --------

Net loss                                         $(1,121)     $(636)
Foreign currency translation gain                    393        186
                                                 -------      -----
Comprehensive loss                               $  (728)     $(450)
                                                 =======      =====

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

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

  Product prices continue to be volatile though increasing since year-end. Companies that follow the full cost accounting method are required to make the quarterly "ceiling test" calculations using product prices in effect at that time. In the future, should product prices decline significantly and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a non-cash charge against earnings.

NOTE 5 - DEFERRED REVENUE:

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through March 31, 1999, $1.9 million has been recognized, leaving a balance of $172,000 in "deferred revenue" on the consolidated balance sheet as of March 31, 1999.

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

  The following table reflects certain operating data for the periods presented:

                                                                      For the three
                                                                      months ended
                                                                        March  31,
                                                                    ------------------
                                                                     1999        1998
                                                                    ------      ------
     PRODUCTION:
         United States:
             Oil (MBbls).......................................         88         121
             Gas (MMcf)........................................      1,236       1,164
             Gas equivalents (MMcfe)...........................      1,764       1,890
         Canada:
             Oil (MBbls).......................................         33          32
             Gas (MMcf)........................................      1,079       1,102
             Gas equivalents (MMcfe)...........................      1,277       1,294
         Total:
             Oil (MBbls).......................................        121         153
             Gas (MMcf)........................................      2,315       2,266
             Gas equivalents (MMcfe)...........................      3,041       3,184

     AVERAGE SALES PRICES:
         United States:
             Oil (per Bbl).....................................     $11.01      $14.42
             Gas (per Mcf).....................................       1.76        2.20
         Canada:
             Oil (per Bbl).....................................      10.99       12.88
             Gas (per Mcf).....................................       1.32        1.32
         Weighted average:
             Oil (per Bbl).....................................      11.00       14.10
             Gas (per Mcf).....................................       1.56        1.77

     SELECTED DATA PER MCFE:
         Average sales price...................................     $ 1.62      $ 1.94
         Production costs......................................       0.53        0.56
         General and administrative expenses...................       0.35        0.37
         Oil and gas depreciation, depletion and amortization..       0.76        1.11

RESTRUCTURING

  On November 16, 1998, the Company announced that its Board of Directors had retained CIBC Oppenheimer Corp. to advise it with respect to strategic alternatives available to the Company for maximizing shareholder value, including sales of some or all of the Company's assets or a merger, reorganization or other restructuring of the Company.

  As part of its goal of maximizing shareholder value, the Company also announced that its Board of Directors has adopted a Shareholder Rights Plan. The newly adopted Shareholder Rights Plan is designed to protect the shareholder against any effort to acquire the Company for less than its full value. However, the Plan does not prevent a takeover. The intention of the Plan is to enable shareholders to realize the long-term value of their investments and to enable the Board of Directors to serve the interests of all shareholders. Under the Plan, each shareholder of record at the close of business on November 23, 1998, received one Series A Preferred Stock Purchase Right (Right) for each share of Common Stock held. The Rights expire on November 12, 2008.

  The Company opened a data room in February, 1999 and to date has received expressions of interest from third parties to purchase certain assets of, or merge with, the Company. The Board of Directors and management are currently assessing and evaluating the specific terms of these offers. At this time, it is not possible to determine the likelihood that a possible transaction with one or more of these third parties would be pursued, or that another course of action would ultimately be followed.

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

  The acquired Rich Hurt discovery well, along with three subsequently drilled development wells, were producing at a combined rate of approximately 13 MMcf/D at March 31, 1999. PetroCorp's net share of this production is approximately
1.7 MMcf/D. Additionally, the Company is currently completing a new well on its Ruidoso prospect in the area. The alliance has identified more than 80 prospects/leads in this South Texas area and currently has a leasehold position over 35 of these ideas.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

  Overview. The Company recorded a first quarter 1999 net loss of $439,000, or $0.05 per share, before restructuring charges. This compares to a net loss of $636,000, or $0.07 per share, recorded in the first quarter of 1998. This improvement results from lower operating expenses, though oil and gas prices declined 16% per Mcfe. The Company recorded a $1.1 million ($682,000 after-tax) restructuring charge in the first quarter of 1999. Excluding the restructuring charge, the Company's cash flow before changes in operating assets and liabilities decreased 33% to $1.8 million as a result of the lower prices.

  Revenues. Total revenues decreased 17% to $5.4 million in the first quarter of 1999 compared to $6.5 million in the first quarter of 1998. The Company's natural gas production increased 2% to 2,315 MMcf from 2,266 MMcf but was more than offset by a 21% decline in oil production to 121 MBbls from 153 Mbbls, resulting in the Company's overall production declining 4% to 3,041 MMcfe from 3,184 MMcfe. The increase in natural gas production reflects the impact of the South Texas Acquisition completed in June 1998 coupled with increases resulting from new wells in Canada. The decline in oil production reflects normal production declines and the deferment of drilling and workover operations during a period of low oil prices.

  The Company's composite average oil price decreased 22% to $11.00 per barrel in the first quarter of 1999 from $14.10 per barrel in the first quarter of 1998. The Company's average U.S. natural gas price decreased 20% to $1.76 per Mcf in the first quarter of 1999 from $2.20 per Mcf in the prior year quarter, while the average Canadian natural gas price remained level at $1.32 per Mcf. The significant decline in prices coupled with the modest decline in production volumes resulted in a 20% decrease in oil and gas revenues to $4.9 million in the first quarter of 1999 from $6.2 million in the prior year quarter.

  Production Costs. Production costs decreased 10% to $1.6 million in the first quarter of 1999 as a result of lower U.S. production taxes and the Company's cost reduction efforts. Production costs per Mcfe decreased 5% to $0.53 per Mcfe.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 32% to $2.7 million in the first quarter of 1999 from $4.0 million in the first quarter of 1998. The decrease reflects the impact of a lower U.S. DD&A rate resulting from a U.S. oil and gas property valuation adjustment recorded in the fourth quarter of 1998. The composite oil and gas DD&A rate also decreased 32% to $0.76 per Mcfe from $1.11 per Mcfe.

  General and Administrative Expenses. General and administrative expenses decreased 11% to $1.1 million in the first quarter of 1999 from $1.2 million in the first quarter of 1998 as a result of the Company's focus on reducing costs.

  Restructuring Costs. The Company recorded a $1.1 million restructuring charge in the first quarter of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. Included in this charge are retention costs along with severance pay related to a 20% reduction in personnel.

  Investment and Other Income. Investment and other income decreased 4% to $88,000 in the first quarter of 1999 from $92,000 in the first quarter of 1998.

  Interest Expense. Interest expense increased 8% to $935,000 in the first quarter of 1999 from $864,000 in the prior year quarter, reflecting the impact of increased debt associated with the South Texas Acquisition completed in June 1998.

  Income Taxes. The Company recorded a $833,000 income tax benefit with an effective tax rate of 43% on a pre-tax loss of $2.0 million in the first quarter of 1999. This compares to an income tax benefit of $589,000 with an effective tax rate of 48% on a pre-tax loss of $1.2 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of March 31, 1999, the Company had working capital of $2.2 million as compared to $2.1 million at December 31, 1998. Excluding the $1.1 million restructuring charge in the first quarter of 1999, cash provided by operating activities before changes in operating assets and liabilities were $1.8 million and $2.7 million for the quarters ended March 31, 1999 and 1998, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $468,000 and $5.6 million for the quarters ended March 31, 1999 and 1998, respectively.

  No oil and gas property sales occurred in the first quarter of 1999 while sales of non-strategic properties totaled $977,000 in the first quarter of 1998.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in ''investment and other income'' on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through March 31, 1999, $1.9 million has been recognized, leaving a balance of $172,000 in ''deferred revenue'' on the consolidated balance sheet as of March 31, 1999.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998, the Company borrowed $12.0 million to fund additional acquisitions and other debt repayments. At March 31, 1999, the Company had a total of $25.0 million outstanding under the revolver. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 7/8% to 1 1/2% on Eurodollar loans and nil to 1/2% on Prime loans. The Company's average interest rate under this facility was approximately 6.4% during the first quarter of 1999.

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

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. As of March 31, 1999, the remaining principal balances for the Series A and B Notes were $875,000 and $20.3 million, respectively. Of the total $21.2 million, $3.8 million matures in the next twelve months. Interest on the Series A Notes is adjustable, based on a spread of 115 basis points over the London Interbank Offered Rate (LIBOR). The Company may select a rate which may be applicable for a one-, three- or six-month period. Interest is payable in arrears at the end of the selected period. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using the SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves. Due to low oil and gas prices, the Company was not in compliance with certain debt covenants of the Series A and Series B Note Purchase Agreement at year-end. However, the Series A and Series B note holders have waived such provisions until January 1, 2000.

  As the Company has both the ability and intent to refinance $2.0 million of its current maturities of long-term debt utilizing its revolving credit facility, $2.0 million has been reclassified from ''current'' to ''long-term'' on the Company's accompanying consolidated balance sheet as of March 31, 1999.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At March 31, 1999, the nonrecourse long-term notes payable balance was $3.8 million, of which $923,000 was classified as "current."

  Product prices continue to be volatile. Under rules promulgated by the Securities and Exchange Commission, companies that follow the full cost accounting method are required to make quarterly "ceiling test" calculations, by country, using product prices in effect at that time (see Note 4 to the Consolidated Financial Statements--Property, Plant and Equipment). In the future, should prices decline significantly and depending on drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a future non-cash charge against earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

 Commodity Price Risk

  The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. No hedge transactions were in place in 1998 and 1997.

 Interest Rate Risk

  Total debt at March 31, 1999, included $24.1 million of fixed-rate debt attributed to Series B Senior Notes and Nonrecourse Notes Payable, and $25.9 million of floating-rate debt attributed to Series A Senior Notes and the TD Bank Credit Agreement. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $184,000.

  At March 31, 1999, the Company's fixed rate Series B Senior Notes had a book value of $20.8 million and a fair market value of $26.5 million. Due to the nature of the Nonrecourse Notes Payable, the Company believes that it is not practicable to estimate the fair value.

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

          10.1  PetroCorp Incorporated Executive Severance Plan.

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


                             PETROCORP INCORPORATED
                             (Registrant)



Date:  May 14, 1999          /s/ CRAIG K. TOWNSEND
                             -------------------------------------------------
                             Craig K. Townsend
                             Vice President - Finance, Secretary and Treasurer
                             (On behalf of the Registrant and as the
                             Principal Financial Officer)