Form 10-Q
period 1999-06-30
PETROCORP INC
filed 1999-08-16
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1999
                                                -------------

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


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 1999:


   Common Stock, $.01 per value                              8,656,019
   ----------------------------                              ---------
        (Title of Class)                          (Number of Shares Outstanding)

                            PETROCORP INCORPORATED


                                     INDEX

                                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION                                                                        --------

Item 1.  Financial Statements.
     Consolidated Balance Sheet at June 30, 1999 and December 31, 1998                                    1

     Consolidated Statement of Operations for the three months and six months ended June 30,
      1999 and 1998                                                                                       2

     Consolidated Statement of Cash Flows for the three months and six months ended June 30,
      1999 and 1998                                                                                       3

     Notes to Consolidated Financial Statements                                                           4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                       7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      13

PART II.  OTHER INFORMATION                                                                              15

SIGNATURES                                                                                               16



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)


                                                       JUNE 30     December 31,
                                                        1999          1998
                                                      ---------     ---------
                        ASSETS                       (Unaudited)

Current assets:
   Cash and cash equivalents                          $   8,330     $   7,786
   Accounts receivable, net                               3,629         4,569
   Other current assets                                     377           326
                                                      ---------     ---------
     Total current assets                                12,336        12,681
                                                      ---------     ---------
Property, plant and equipment:
   Proved oil and gas properties, at cost, full
    cost method, net of accumulated depreciation,
     and amortization                                    62,973        64,179
   Unproved oil and gas properties, not subject
    to depletion                                          8,131         9,151
   Plant and related facilities, net                      3,485         3,768
   Other, net                                               881         1,144
                                                      ---------     ---------
                                                         75,470        78,242
                                                      ---------     ---------
Deferred income taxes                                    13,705        12,761
Other assets, net                                           433           308
                                                      ---------     ---------
     Total assets                                     $ 101,944     $ 103,922
                                                      =========     =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   3,860     $   4,424
   Accrued liabilities                                    1,658         3,467
   Current portion of long-term debt                      4,445         2,710
                                                      ---------     ---------
     Total current liabilities                            9,963        10,601
                                                      ---------     ---------
Long-term debt                                           45,362        47,305
                                                      ---------     ---------
Deferred revenue                                             80           257
                                                      ---------     ---------
Deferred income taxes                                     5,343         5,085
                                                      ---------     ---------
Commitments and contingencies (Note 6)
Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000
    shares authorized none issued
   Common stock, $0.01 par value, 25,000,000
    shares authorized, 8,656,019 share issued
    and outstanding as of June 30, 1999 and
    December 31, 1998                                        87            87
   Additional paid-in capital                            71,245        71,245
   Accumulated deficit                                  (24,962)      (24,324)
   Accumulated other comprehensive loss                  (5,174)       (6,264)
                                                      ---------     ---------
     Total shareholders' equity                          41,196        40,744
                                                      ---------     ---------
     Total liabilities and shareholders' equity       $ 101,944     $ 103,992
                                                      =========     =========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                             For the three months       For the six months
                                                ended June 30,            ended June 30,
                                              -----------------         -------------------
                                               1999      1998             1999       1998
                                              -------   -------         --------   --------
REVENUES:
 Oil and gas                                  $ 5,964   $ 5,717         $ 10,905   $ 11,890
 Plant processing                                 452       334              906        677
 Other                                             44        34               54         24
                                              -------   -------         --------   --------
                                                6,460     6,085           11,865     12,591
                                              -------   -------         --------   --------
EXPENSES:
 Production costs                               1,502     1,863            3,113      3,652
 Depreciation, depletion and amortization       2,774     4,017            5,467      7,968
 General and administrative                       821     1,155            1,875      2,333
 Restructuring costs                                                       1,090
 Other operating expenses                          90        48              153         86
                                              -------   -------         --------   --------
                                                5,187     7,083           11,698     14,039
                                              -------   -------         --------   --------
INCOME (LOSS) FROM OPERATIONS                   1,273      (998)             167     (1,448)
                                              -------   -------         --------   --------

OTHER INCOME (EXPENSES):
 Investment and other income                       79        84              167        176
 Interest expense                                (924)     (875)          (1,859)    (1,739)
 Other expenses                                             (36)              (1)       (39)
                                              -------   -------         --------   --------
                                                 (845)     (827)          (1,693)    (1,602)

INCOME (LOSS) BEFORE INCOME TAXES                 428    (1,825)          (1,526)    (3,050)
Income tax benefit                                (55)     (796)            (888)    (1,385)
                                              -------   -------         --------   --------
NET INCOME (LOSS)                             $   483   $(1,029)        $   (638)  $ (1,665)
                                              =======   =======         ========   ========
Net income (loss) per common
 share - basic                                $  0.06   $ (0.12)        $  (0.07)  $  (0.19)
                                              =======   =======         ========   ========
Net income (loss) per common
 share - diluted                              $  0.06   $ (0.12)        $  (0.07)  $  (0.19)
                                              =======   =======         ========   ========

Weighted average number of common
 shares - basic                                 8,656     8,642            8,656      8,617

Weighted average number of common
 shares - diluted                               8,667     8,714            8,667      8,698

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                      For the six months
                                                                        ended June 30,
                                                                  --------------------------
                                                                    1999             1998
                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (638)       $  (1,665)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                        5,467            7,968
     Deferred income tax benefit                                      (888)          (1,385)
                                                                   -------        ---------
                                                                     3,941            4,918
     Change in operating assets and liabilities:
       Accounts receivable                                             940            2,281
       Other current assets                                            (51)              92
       Accounts payable                                               (564)          (2,208)
       Accrued liabilities                                          (1,809)              78
     Other                                                            (177)            (229)
                                                                   -------        ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,280            4,932
                                                                   -------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                                        1,896
  Additions to oil and gas properties                               (1,228)         (12,107)
  Additions to plant and related facilities                            (62)            (386)
  Additions to other property, plant and equipment                     (13)             (58)
  Additions to other assets                                           (156)              (5)
                                                                   -------        ---------
         NET CASH USED IN INVESTING ACTIVITIES                      (1,459)         (10,660)
                                                                   -------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                       2,170           10,117
  Repayment of long-term debt                                       (2,525)          (8,442)
  Other                                                                                 350
                                                                   -------        ---------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (355)           2,025
                                                                   -------        ---------
Effect of exchange rate changes on cash                                 78               (8)
                                                                   -------        ---------
Net increase (decrease) in cash and cash equivalents                   544           (3,711)
Cash and cash equivalents at beginning of period                     7,786            9,391
                                                                   -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 8,330        $   5,680
                                                                   =======        =========




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

  The Company opened a data room in February, 1999 and received expressions of interest from third parties to purchase certain assets of, or merge with, the Company. On May 21, 1999, the Company announced that it had rejected as inadequate all proposals received. The Board of Directors, after consultation with CIBC Oppenheimer, decided that the interests of all shareholders were best served by not pursing a sale or merger at that time.

  After consideration of other strategic alternatives, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all
PetroCorp operations in the United States and Canada.   The Agreement is subject
to shareholder approval, which is anticipated prior to year-end. The Company also entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement.

  The Company recorded a $1.1 million restructuring charge, included in the accompanying consolidated statement of operations, in the first quarter of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. Included in this charge are retention costs along with severance pay related to a 20% reduction in personnel. Substantially all of the $1.1 million charge was paid as of June 30, 1999, with the personnel reduction occurring during the first quarter.


NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

  The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income or loss and the components which include the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income(loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income(loss) for the three and six months ended June 30, 1999 and 1998 are as follows (amounts in thousands):

                                               For the three                   For the six
                                               months ended                    months ended
                                                 June 30,                        June 30,
                                                 --------                        --------
                                              1999         1998            1999          1998
                                             ------       -------         ------        -------
  Net income (loss)                          $  483       $(1,029)        $ (638)       $(1,665)
  Foreign currency translation income (loss)    697          (815)         1,090           (629)
                                             ------       -------         ------        -------
  Comprehensive income (loss)                $1,180       $(1,844)        $  452        $(2,294)
                                             ======       =======         ======        =======

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


NOTE 5 - DEFERRED REVENUE:

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the

Company over the productive life of the Company's SW Oklahoma City Field. Through June 30, 1999, $2.0 million has been recognized, leaving a balance of $80,000 in "deferred revenue" on the consolidated balance sheet as of June 30, 1999.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

  There are claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position, results of operations or cash flows.

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

  The following table reflects certain operating data for the periods presented:

                                                                    FOR THE               FOR THE
                                                                  THREE MONTHS           SIX MONTHS
                                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                                            ---------------------   ---------------------
                                                               1999       1998        1999        1998
                                                            ---------   ---------   ---------   ---------
      PRODUCTION:
         United States:
            Oil (MBbls)                                            76          99         164         220
            Gas (MMcf)                                          1,152       1,134       2,388       2,298
            Gas equivalents (MMcfe)                             1,608       1,728       3,372       3,618
         Canada:
            Oil (MBbls)                                            36          41          69          73
            Gas (MMcf)                                          1,109       1,122       2,188       2,224
            Gas equivalents (MMcfe)                             1,325       1,368       2,602       2,662
         Total:
            Oil (MBbls)                                           112         140         233         293
            Gas (MMcf)                                          2,261       2,256       4,576       4,522
            Gas equivalents (MMcfe)                             2,933       3,096       5,974       6,280
      AVERAGE SALES PRICES:
         United States:
            Oil (per Bbl)                                      $15.61      $12.73      $13.14      $13.66
            Gas (per Mcf)                                        2.22        2.24        1.99        2.22
         Canada:
            Oil (per Bbl)                                       14.73       11.51       12.94       12.11
            Gas (per Mcf)                                        1.52        1.29        1.42        1.30
         Weighted average:
            Oil (per Bbl)                                       15.33       12.37       13.08       13.27
            Gas (per Mcf)                                        1.88        1.77        1.72        1.77
      SELECTED DATA PER BOE:
         Average sales price                                   $ 2.03      $ 1.85      $ 1.83      $ 1.89
         Production costs                                        0.51        0.60        0.52        0.58
         General and administrative expenses                     0.28        0.37        0.31        0.37
         Oil and gas depreciation, depletion and amortization    0.81        1.16        0.78        1.14

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

  The Company opened a data room in February, 1999 and received expressions of interest from third parties to purchase certain assets of, or merge with, the Company. On May 21, 1999, the Company announced that it had rejected as inadequate all proposals received. The Board of Directors, after consultation with CIBC Oppenheimer, decided that the interests of all shareholders were best served by not pursing a sale or merger at that time.

  After consideration of other strategic alternatives, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all
PetroCorp operations in the United States and Canada.   The Agreement is subject
to shareholder approval, which is anticipated prior to year-end. The Company also entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement.

  The Company incurred $1.1 million in restructuring costs during the first quarter of 1999 in its pursuit of strategic alternatives to maximize shareholder value (see discussion below). Additional restructuring costs are anticipated during the second half of 1999 related to the implementation of the Management Agreement with Kaiser-Francis.

  Coupled with previously implemented cost reductions, the Management Agreement is expected to reduce the Company's annual general and administrative costs (before capitalization) by approximately $4.5 million, or $0.50 per share, from 1998 levels.

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

  The acquired Rich Hurt discovery well, along with three subsequently drilled development wells, were producing at a combined rate of approximately 13 MMcf/D at June 30, 1999. PetroCorp's net share of this production is approximately 1.7 MMcf/D. The alliance has identified more than 80 prospects/leads in this South Texas area and currently has a leasehold position over 35 of these ideas.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Overview. The Company recorded second quarter 1999 net income of $483,000, or $0.06 per share, compared to a net loss of $1.0 million, or $0.12 per share, recorded in the second quarter of 1998. Additionally, the Company's cash flow before changes in operating assets and liabilities increased 47% to $3.2 million from $2.2 million in the second quarter of 1998. The improvements result from lower operating expenses and higher oil and gas prices.

  Revenues. Total revenues increased 6% to $6.5 million in the second quarter of 1999 compared to $6.1 million in the second quarter of 1998. The Company's natural gas production increased slightly to 2,261 MMcf from 2,256 MMcf but was more than offset by a 20% decline in oil production to 112 MBbls from 140 Mbbls, resulting in the Company's overall production declining 5% to 2,933 MMcfe from 3,096 MMcfe. The slight increase in natural gas production reflects the impact of the South Texas Acquisition completed in June 1998 coupled with increases resulting from new wells in Canada and the restoration of production in a South Louisiana well. The decline in oil production reflects normal production declines from two of the Company's oil properties.

  The Company's composite average oil price increased 24% to $15.33 per barrel in the second quarter of 1999 from $12.37 per barrel in the second quarter of 1998. The Company's average U.S. natural gas price decreased 1% to $2.22 per Mcf in the second quarter of 1999 while the average Canadian natural gas price increased 18% to $1.52 per Mcf from $1.29 per Mcf. The improvement in prices partially offset by the decline in production volumes resulted in a 4% increase in oil and gas revenues to $6.0 million in the second quarter of 1999 from $5.7 million in the prior year quarter.

  Plant processing revenues increased 35% to $452,000 from $334,000, reflecting the impact of new third party gas processed through the Company's Canadian Hanlan-Robb gas processing plant.

  Production Costs. Production costs decreased 19% to $1.5 million in the second quarter of 1999 as a result of the Company's cost reduction efforts. Production costs per Mcfe decreased 15% to $0.51 per Mcfe.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 31% to $2.8 million in the second quarter of 1999 from $4.0 million in the second quarter of 1998. The decrease reflects the impact of a lower U.S. DD&A rate resulting from a U.S. oil and gas property valuation adjustment recorded in the fourth quarter of 1998. Additionally, the composite oil and gas DD&A rate decreased 30% to $0.81 per Mcfe from $1.16 per Mcfe.

  General and Administrative Expenses. General and administrative expenses decreased 29% to $821,000 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998 as a result of the Company's focus on reducing costs, including a 20% reduction in personnel in March 1999.

  Investment and Other Income. Investment and other income decreased 6% to $79,000 in the second quarter of 1999 from $84,000 in the second quarter of 1998.

  Interest Expense. Interest expense increased 6% to $924,000 in the second quarter of 1999 from $875,000 in the prior year quarter, reflecting the impact of increased debt associated with the South Texas Acquisition completed in June 1998.

  Income Taxes. The Company recorded a $55,000 income tax benefit on pre-tax income of $428,000 in the second quarter of 1999. The Company's Canadian pre-tax income more than offset a U.S. pre-tax loss, resulting in consolidated pre-tax income of $428,000. However, the Canadian tax provision with a low effective tax rate of only 6% was more than offset by a U.S. tax benefit with an effective tax rate of 39%, resulting in the consolidated income tax benefit of $55,000. The Company recorded an income tax benefit of $796,000 with an effective tax rate of 44% on a pre-tax loss of $1.8 million in the second quarter of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Overview. The Company recorded net income of $44,000, or $0.01 per share, before restructuring charges, during the first six months of 1999. This compares to a net loss of $1.7 million, or $0.19 per share, recorded in the first six months of 1998. This improvement results from lower operating expenses, though total revenues declined. The Company recorded a $1.1 million ($682,000 after-tax) restructuring charge in the first quarter of 1999. Excluding the restructuring charge, the Company's cash flow before changes in operating assets and liabilities increased 2% to $5.0 million.

  Revenues. Total revenues decreased 6% to $11.9 million in the first six months of 1999 compared to $12.6 million in the first six months of 1998. The Company's natural gas production increased 1% to 4,576 MMcf from 4,522 MMcf but was more than offset by a 20% decline in oil production to 233 MBbls from 293 Mbbls, resulting in the Company's overall production declining 5% to 5,974 MMcfe from 6,280 MMcfe. The increase in natural gas production reflects the impact of the South Texas Acquisition completed in June 1998 coupled with increases resulting from new wells in Canada and the restoration of production in a South Louisiana well. The decline in oil production reflects normal production declines from two of the Company's oil properties.

  The Company's composite average oil price decreased 1% to $13.08 per barrel in the first six months of 1999. The Company's average U.S. natural gas price decreased 10% to $1.99 per Mcf in the first six months of 1999 from $2.22 per Mcf in the prior year period, while the average Canadian natural gas price increased 12% to $1.42 per Mcf from $1.30 per Mcf. The decline in production volumes coupled with the decline in the Company's U.S. gas price resulted in an 8% decrease in oil and gas revenues to $10.9 million in the first six months of 1999 from $11.9 million in the prior year period.

  Plant processing revenues increased 34% to $906,000 from $677,000, reflecting the impact of new third party gas processed through the Company's Canadian Hanlan-Robb gas processing plant.

  Production Costs. Production costs decreased 15% to $3.1 million in the first six months of 1999 as a result of the Company's cost reduction efforts. Production costs per Mcfe decreased 10% to $0.52 per Mcfe.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 31% to $5.5 million in the first six months of 1999 from $8.0 million in the first six months of 1998. The decrease reflects the impact of a lower U.S. DD&A rate resulting from a U.S. oil and gas property valuation adjustment recorded in the fourth quarter of 1998. Additionally, the composite oil and gas DD&A rate decreased 32% to $0.78 per Mcfe from $1.14 per Mcfe.

  General and Administrative Expenses. General and administrative expenses decreased 20% to $1.9 million in the first six months of 1999 from $2.3 million in the first six months of 1998 as a result of the Company's focus on reducing costs, including a 20% reduction in personnel in March 1999.

  Restructuring Costs. The Company recorded a $1.1 million restructuring charge in the first quarter of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. Included in this charge are retention costs along with severance pay related to a 20% reduction in personnel.

Substantially all of the $1.1 million charge was paid as of June 30, 1999, with the personnel reduction occurring during the first quarter.

  Investment and Other Income. Investment and other income decreased 5% to $167,000 in the first six months of 1999 from $176,000 in the first six months of 1998.

  Interest Expense. Interest expense increased 7% to $1.9 million in the first six months of 1999 from $1.7 million in the prior year period, reflecting the impact of increased debt associated with the South Texas Acquisition completed in June 1998.

  Income Taxes. The Company recorded an $888,000 income tax benefit with an effective tax rate of 58% on a pre-tax loss of $1.5 million in the first six months of 1999 (see Income Tax discussion for the second quarter of 1999). This compares to an income tax benefit of $1.4 million with an effective tax rate of 45% on a pre-tax loss of $3.1 million in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of June 30, 1999, the Company had working capital of $2.4 million as compared to $2.1 million at December 31, 1998. Excluding the $1.1 million restructuring charge in the first quarter of 1999, cash provided by operating activities before changes in operating assets and liabilities were $5.0 million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $1.5 million and $10.7 million for the six months ended June 30, 1999 and 1998, respectively.

  No oil and gas property sales occurred in the first six months of 1999 while sales of non-strategic properties totaled $1.9 million in the first six months of 1998.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue will be recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. Through June 30, 1999, $2.0 million has been recognized, leaving a balance of $80,000 in "deferred revenue" on the consolidated balance sheet as of June 30, 1999.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998 and 1999, the Company borrowed $14.0 million to fund additional acquisitions and other debt repayments. At June 30, 1999, the Company had a total of $27.0 million outstanding under the revolver. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. Effective July 1, 1999, the spread ranges from 1.375% to 2.0% on Eurodollar loans and
 .375% to 1.0% on Prime loans. The Company's average interest rate under this facility was approximately 6.3% during the first six months of 1999.

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

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. At June 30, 1999, the remaining principal balance for the Series A Notes was paid off and the remaining balance of the Series B Notes was $19.1 million. Current maturities of the Series B Notes
total  $3.5 million.   Interest on the Series A Notes was adjustable, based on a
spread of 115 basis points over the London Interbank Offered Rate (LIBOR). Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using the SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves. Due to low oil and gas prices at December 31, 1998, the Company was not in compliance with certain debt covenants of the Series A and Series B Note Purchase Agreement at year-end. However, the note holders have waived such provisions until January 1, 2000.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At June 30, 1999, the nonrecourse long-term notes payable balance was $3.7 million, of which $945,000 was classified as "current."

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

YEAR 2000 ISSUES

  The Year 2000 presents significant issues for many computer systems. Much of the hardware and software in use today may not be able to accurately process data beyond the year 1999. The vast majority of computer systems process transactions using two digits for the year of the transaction, rather than the full four digits, making such systems unable to distinguish January 1, 2000 from January 1, 1900. Such systems may encounter significant processing inaccuracies or become inoperable when Year 2000 transactions are processed. Such matters could not only impact the Company in its day-to-day operations but also impact the Company's financial institutions, customers and vendors as well as state, provincial and federal governments with jurisdictions where the Company maintains operations.

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

  As previously mentioned, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all PetroCorp operations. Such services will also include the use of Kaiser-Francis' internal business systems and processes which are currently estimated by Kaiser-Francis to be more than 98% Year 2000 compliant. The Agreement is subject to shareholder approval, which is anticipated prior to year-end.

  The Company estimates that it is more than 95% complete in obtaining its goal to be Year 2000 compliant by year-end and have contingency plans in place, wherever possible, when compliance is not probable in a timely manner.

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

THE ABOVE IS A YEAR 2000 READINESS DISCLOSURE UNDER THE "YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT" 15 U.S.C. SEC. 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

 Commodity Price Risk

  The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. No hedge transactions were in place in 1999 and 1998.

 Interest Rate Risk

  Total debt at June 30, 1999, included $22.8 million of fixed-rate debt attributed to Series B Senior Notes and Nonrecourse Notes Payable, and $27.0 million of floating-rate debt attributed to the TD Bank Credit Agreement. As a result, the Company's annual interest cost will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $270,000.

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



                             PETROCORP INCORPORATED
                             ----------------------
                             (Registrant)



Date:  August 13, 1999         /s/  CRAIG K. TOWNSEND
       ----------------        --------------------------
                               Craig K. Townsend
                               Vice President - Finance, Secretary and Treasurer
                               (On behalf of the Registrant and as the
                               Principal Financial Officer)