Form 10-Q
period 1999-09-30
PETROCORP INC
filed 1999-11-15
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period _________________ to __________________

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


                             Yes  [X]      No  [_]


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 1999:


     Common Stock, $.01 per value                 8,656,019
          (Title of Class)             (Number of Shares Outstanding)

                            PETROCORP INCORPORATED


                                     INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

  Consolidated Balance Sheet at September 30, 1999 and
    December 31, 1998                                                        1

  Consolidated Statement of Operations for the three months and
    nine months ended September 30, 1999 and 1998                            2

  Consolidated Statement of Cash Flows for the nine months ended
    September 30, 1999 and 1998                                              3

  Notes to Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          13

PART II. OTHER INFORMATION                                                  15

SIGNATURES                                                                  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                     (in thousands, except share amounts)

                                              September 30,    December 31,
                                                  1999            1998
                                                ---------       ---------
                    ASSETS                     (unaudited)
                    ------
Current assets:
  Cash and cash equivalents                     $  12,243       $   7,786
  Accounts receivable, net                          4,440           4,569
  Other current assets                                210             326
                                                ---------       ---------
    Total current assets                           16,893          12,681
                                                ---------       ---------
Property, plant and equipment:
  Proved oil and gas properties, at cost,
   full cost method, net of accumulated
   depreciation, depletion and amortization        62,365          64,179
  Unproved oil and gas properties, not
   subject to depletion                             8,111           9,151
  Plant and related facilities, net                 3,282           3,768
  Other, net                                          742           1,144
                                                ---------       ---------
                                                   74,500          78,242
                                                ---------       ---------
Deferred income taxes                              14,434          12,761
Other assets, net                                     117             308
                                                ---------       ---------
  Total assets                                  $ 105,944       $ 103,992
                                                =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Accounts payable                              $   5,149       $   4,424
  Accrued liabilities                               4,743           3,467
  Current portion of long-term debt                 4,448           2,710
                                                ---------       ---------
    Total current liabilities                      14,340          10,601
                                                ---------       ---------
Long-term debt                                     45,148          47,305
                                                ---------       ---------
Deferred revenue                                        -             257
                                                ---------       ---------
Deferred income taxes                               5,541           5,085
                                                ---------       ---------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Preferred stock, $0.01 par value,
    1,000,000 shares authorized,
    none issued
  Common stock, $0.01 par value, 25,000,000
    shares authorized, 8,656,019 shares
    issued and outstanding as of
    September 30, 1999 and December 31, 1998           87              87
  Additional paid-in capital                       71,245          71,245
  Accumulated deficit                             (25,332)        (24,324)
  Accumulated other comprehensive loss             (5,085)         (6,264)
                                                ---------       ---------
    Total shareholders' equity                     40,915          40,744
                                                ---------       ---------
    Total liabilities and shareholders' equity  $ 105,944       $ 103,992
                                                =========       =========

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                    For the three months         For the nine months
                                                     ended September 30,         ended September 30,
                                                   ----------------------       -----------------------
                                                     1999          1998           1999          1998
                                                   --------      --------       --------       --------
REVENUES:
  Oil and gas                                      $  7,194      $  5,827       $ 18,099       $ 17,717
  Plant processing                                      426           340          1,332          1,017
  Other                                                 108             6            162             30
                                                   --------      --------       --------       --------
                                                      7,728         6,173         19,593         18,764
                                                   --------      --------       --------       --------
EXPENSES:
  Production costs                                    1,693         1,779          4,806          5,431
  Depreciation, depletion and amortization            2,755         4,277          8,222         12,245
  General and administrative                            826         1,126          2,701          3,459
  Restructuring costs                                 2,400                        3,490
  Other operating expenses                               57            97            210            183
                                                   --------      --------       --------       --------
                                                      7,731         7,279         19,429         21,318
                                                   --------      --------       --------       --------
INCOME (LOSS) FROM OPERATIONS                            (3)       (1,106)           164         (2,554)
                                                   --------      --------       --------       --------
OTHER INCOME (EXPENSES):
  Investment and other income                           185           669            352            845
  Interest expense                                     (962)         (937)        (2,821)        (2,676)
  Other income (expenses)                              (141)           38           (142)            (1)
                                                   --------      --------       --------       --------
                                                       (918)         (230)        (2,611)        (1,832)
                                                   --------      --------       --------       --------

LOSS BEFORE INCOME TAXES                               (921)       (1,336)        (2,447)        (4,386)
Income tax benefit                                     (551)         (572)        (1,439)        (1,957)
                                                   --------      --------       --------       --------
NET LOSS                                           $   (370)     $   (764)      $ (1,008)      $ (2,429)
                                                   ========      ========       ========       ========
Net loss per common share - basic                  $  (0.04)     $  (0.09)      $  (0.12)      $  (0.28)
                                                   ========      ========       ========       ========
Net loss per common share - diluted                $  (0.04)     $  (0.09)      $  (0.12)      $  (0.28)
                                                   ========      ========       ========       ========

Weighted average number of common shares - basic      8,656         8,649          8,656          8,630

Weighted average number of common shares - diluted    8,680         8,685          8,672          8,699

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                  For the nine months
                                                                  ended September 30,
                                                                 ---------------------
                                                                   1999         1998
                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:                            $ (1,008)    $ (2,429)
  Net loss
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                      8,222       12,245
      Deferred income tax benefit                                  (1,439)      (1,957)
                                                                 --------     --------
                                                                    5,775        7,859

      Change in operating assets and liabilities:
        Accounts receivable                                           129        3,098
        Other current assets                                          116           10
        Accounts payable                                              725       (1,837)
        Accrued liabilities                                         1,276          382
     Other                                                           (112)        (253)
                                                                 --------     --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                 7,909        9,259
                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                                   2,786
  Additions to oil and gas properties                              (2,850)     (15,177)
  Additions to plant and related facilities                           (97)        (789)
  Additions to other property, plant and equipment                    (13)         (67)
  Additions to other assets                                             -           (8)
                                                                 --------     --------
          NET CASH USED IN INVESTING ACTIVITIES                    (2,960)     (13,255)
                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                      2,195       10,442
  Repayment of long-term debt                                      (2,769)      (8,621)
  Other                                                                            350
                                                                 --------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (574)       2,171
                                                                 --------     --------
Effect of exchange rate changes on cash                                82          (79)
                                                                 --------     --------
Net increase (decrease) in cash and cash equivalents                4,457       (1,904)
Cash and cash equivalents at beginning of period                    7,786        9,391
                                                                 --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 12,243     $  7,487
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

  After consideration of other strategic alternatives, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all
PetroCorp operations in the United States and Canada.   The Agreement received
shareholder approval on October 28, 1999 and was effective November 1, 1999. The Company also had entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement. As the Management Agreement was effective November 1, 1999, the Interim Agreement ceased as of October 31, 1999.

  The Company incurred $1.1 million in restructuring costs during the first quarter of 1999 in its pursuit of strategic alternatives to maximize shareholder value. Additional restructuring costs of $2.4 million were recorded in the third quarter of 1999 primarily related to the implementation of the Management Agreement with Kaiser-Francis. Included in these costs are retention costs along with severance pay related to a reduction in personnel. Twenty-one employees were terminated in the first nine months of 1999 with an additional 25 employees expected to be terminated in the fourth quarter. Approximately $1.7 million of the restructuring costs were accrued as of September 30, 1999 and are expected to be paid by year-end.

NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

  The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income or loss and the components which include the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income (loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 are as follows (amounts in thousands):


                                             For the three      For the nine
                                             months ended       months ended
                                             September 30,      September 30,
                                           ----------------   -----------------
                                             1999    1998      1999      1998
                                           -------  -------   -------   -------
Net loss                                   $  (370) $  (764)  $(1,008)  $(2,429)
Foreign currency translation income (loss)      89   (1,134)    1,179    (1,763)
                                           -------  -------   -------   -------
Comprehensive income (loss)                $  (281) $(1,898)  $   171   $(4,192)
                                           =======  =======   =======   =======

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

NOTE 5- DEFERRED REVENUE:

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million.

The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue was recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. As of September 30, 1999, the entire $2.1 million deferred revenue had been recognized.

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

  The following table reflects certain operating data for the periods presented:

                                                           For the three         For the nine
                                                           months ended          months ended
                                                           September 30,         September 30,
                                                         -----------------     -----------------
                                                          1999       1998       1999       1998
                                                         ------     ------     ------     ------
PRODUCTION:
  United States:
    Oil (MBbls)                                              78        106        242        326
    Gas (MMcf)                                            1,044      1,266      3,432      3,564
    Gas equivalents (MMcfe)                               1,512      1,902      4,884      5,520
  Canada:
    Oil (MBbls)                                              42         34        111        107
    Gas (MMcf)                                            1,066      1,159      3,254      3,383
    Gas equivalents (MMcfe)                               1,318      1,363      3,920      4,025
  Total:
    Oil (MBbls)                                             120        140        353        433
    Gas (MMcf)                                            2,110      2,425      6,686      6,947
    Gas equivalents (MMcfe)                               2,830      3,265      8,804      9,545
AVERAGE SALES PRICES:
  United States:
    Oil (per Bbl)                                        $19.75     $12.21     $15.27     $13.19
    Gas (per Mcf)                                          2.70       2.14       2.20       2.19
  Canada:
    Oil (per Bbl)                                         18.57      11.44      15.07      11.90
    Gas (per Mcf)                                          1.93       1.24       1.59       1.28
  Weighted average:
    Oil (per Bbl)                                         19.33      12.03      15.21      12.87
    Gas (per Mcf)                                          2.31       1.71       1.90       1.75
SELECTED DATA PER MCFE:
  Average sales price                                    $ 2.54     $ 1.78     $ 2.06     $ 1.86
  Production costs                                         0.60       0.54       0.55       0.57
  General and administrative expenses                      0.29       0.34       0.31       0.36
  Oil and gas depreciation, depletion and amortization     0.83       1.20       0.80       1.16

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

  After consideration of other strategic alternatives, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all
PetroCorp operations in the United States and Canada.   The Agreement received
shareholder approval on October 28, 1999 and was effective November 1, 1999. The Company also had entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement. As the Management Agreement was effective on November 1, 1999, the Interim Agreement ceased as of October 31, 1999.

  The Company incurred $1.1 million in restructuring costs during the first quarter of 1999 in its pursuit of strategic alternatives to maximize shareholder value. Additional restructuring costs of $2.4 million were recorded in the third quarter of 1999 primarily related to the implementation of the Management Agreement with Kaiser-Francis (see discussion below).

  Coupled with previously implemented cost reductions, the Management Agreement is expected to reduce the Company's annual general and administrative costs (before capitalization) by approximately $4.5 million, or $0.50 per share, from 1998 levels.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Overview. The Company recorded net income of $1.1 million, or $0.13 per share, before restructuring charges, during the third quarter of 1999. This compares to a net loss of $764,000, or $0.09 per share, recorded in the third quarter of 1998. This improvement results from lower operating expenses and higher product prices. The Company recorded a $2.4 million ($1.5 million after-tax) restructuring charge in the third quarter of 1999. Reflecting the impact of the restructuring charge, the Company recorded a $370,000 net loss, or $0.04 per share, for the quarter. Excluding the restructuring charge, the Company's cash flow before changes in operating assets and liabilities increased 44% to $4.2 million.

  Revenues. Total revenues increased 25% to $7.7 million in the third quarter of 1999 compared to $6.2 million in the third quarter of 1998. The Company's natural gas production decreased 13% to 2,110 MMcf from 2,425 MMcf, while its oil production declined 14% to 120 MBbls from 140 Mbbls, resulting in the Company's overall production declining 13% to 2,830 MMcfe from 3,265 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with a temporary reduction in throughput at the Company's Canadian Hanlan-Robb gas processing facility as a result of a plant segment being repaired during the third quarter of 1999. The decline in oil production reflects normal production declines from two of the Company's U.S. oil properties.

  The Company's average U.S. natural gas price increased 26% to $2.70 per Mcf in the third quarter of 1999 while the average Canadian natural gas price increased 56% to $1.93 per Mcf. The Company's composite average oil price increased 61% to $19.33 per barrel in the third quarter of 1999. The improvement in prices partially offset by the decline in production volumes resulted in a 23% increase in oil and gas revenues to $7.2 million in the third quarter of 1999 from $5.8 million in the prior year quarter.

  Plant processing revenues increased 25% to $426,000 from $340,000, reflecting the impact of new third party gas processed through the Company's Canadian Hanlan-Robb gas processing plant.

  Production Costs. Production costs decreased 5% to $1.7 million in the third quarter of 1999 as a result of the Company's cost reduction efforts. However, production costs per Mcfe increased 11% to $0.60 per Mcfe as a result of lower production volumes.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 36% to $2.8 million in the third quarter of 1999 from $4.3 million in the third quarter of 1998. The decrease reflects the impact of a lower oil and gas DD&A rate, resulting from a U.S. oil and gas property valuation adjustment recorded in the fourth quarter of 1998, and lower production volumes. The composite oil and gas DD&A rate decreased 31% to $0.83 per Mcfe from $1.20 per Mcfe.

  General and Administrative Expenses. General and administrative expenses decreased 27% to $826,000 in the third quarter of 1999 from $1.1 million in the third quarter of 1998 as a result of the Company's focus on reducing costs, including a 35% reduction in personnel in the third quarter of 1999 compared to the third quarter of 1998.

  Restructuring Costs. The Company recorded a $2.4 million restructuring charge in the third quarter of 1999 primarily related to the Company's implementation of the Management Agreement with Kaiser-Francis. Included in this charge are retention costs along with severance pay related to a reduction in personnel. Eleven employees were terminated in the third quarter with an additional 25 employees expected to be terminated in the fourth quarter. Approximately $1.7 million of the charge was accrued as of September 30, 1999 and is expected to be paid by year-end.

  Investment and Other Income. Investment and other income decreased to $185,000 in the third quarter of 1999 from $669,000 in the third quarter of 1998. During the third quarter of 1998, the settlement of certain gas contract disputes were recognized.

  Interest Expense. Interest expense increased 3% to $962,000 in the third quarter of 1999 from $937,000 in the prior year quarter, reflecting the impact of increased interest rates on the Company's revolving bank debt.

  Income Taxes. The Company recorded a $551,000 income tax benefit with an effective tax rate of 60% on a pre-tax loss of $921,000 in the third quarter of 1999. The Company recorded a U.S. pre-tax loss of $1.9 million and Canadian pre-tax income of $963,000. The Company's U.S. tax benefit with an effective tax rate of 38% was partially reduced by its Canadian tax provision with a low effective tax rate of only 18%, resulting in a consolidated tax benefit with an effective rate of 60%. The Company recorded an income tax benefit of $572,000 with an effective tax rate of 43% on a pre-tax loss of $1.3 million in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Overview. The Company recorded net income of $1.2 million, or $0.13 per share, before restructuring charges, during the first nine months of 1999. This compares to a net loss of $2.4 million, or $0.28 per share, recorded in the first nine months of 1998. This improvement results from lower operating expenses coupled with higher product prices. The Company recorded a $3.5 million ($2.2 million after-tax) restructuring charge in the first nine months of 1999. Reflecting the impact of the restructuring charge, the Company recorded a $1.0 million net loss, or $0.12 per share, for the nine-month period. Excluding the restructuring charge, the Company's cash flow before changes in operating assets and liabilities increased 19% to $9.3 million.

  Revenues. Total revenues increased 4% to $19.6 million in the first nine months of 1999 compared to $18.8 million in the first nine months of 1998. The Company's natural gas production decreased 4% to 6,686 MMcf from 6,947 MMcf, while its oil production declined 18% to 353 MBbls from 433 Mbbls, resulting in the Company's overall production declining 8% to 8,804 MMcfe from 9,545 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with a temporary reduction in throughput at the Company's Canadian Hanlan-Robb gas processing facility as a result of a plant segment being repaired during the third quarter of 1999. Additionally, gas volumes are down to due the sale of certain non-strategic natural gas properties in 1998. The decline in oil production reflects normal production declines from two of the Company's U.S. oil properties.

   The Company's average U.S. natural gas price increased slightly to $2.20 per Mcf in the first nine months of 1999, while the average Canadian natural gas price increased 24% to $1.59 per Mcf. The Company's composite average oil price increased 18% to $15.21 per barrel in the first nine months of 1999. The increase in product prices, though partially offset by the lower production volumes, resulted in a 2% increase in oil and gas revenues to $18.1 million in the first nine months of 1999 from $17.7 million in the prior year period.

   Plant processing revenues increased 31% to $1.3 million from $1.0 million, reflecting the impact of new third party gas processed through the Company's Canadian Hanlan-Robb gas processing plant.

   Production Costs. Production costs decreased 12% to $4.8 million in the first nine months of 1999 as a result of the Company's cost reduction efforts. Production costs per Mcfe decreased 4% to $0.55 per Mcfe.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 33% to $8.2 million in the first nine months of 1999 from $12.2 million in the first nine months of 1998. The decrease reflects the impact of a lower oil and gas DD&A rate, resulting from a U.S. oil and gas property valuation adjustment recorded in the fourth quarter of 1998, and lower production volumes. The composite oil and gas DD&A rate decreased 31% to $0.80 per Mcfe from $1.16 per Mcfe.

   General and Administrative Expenses. General and administrative expenses decreased 22% to $2.7 million in the first nine months of 1999 from $3.5 million in the first nine months of 1998 as a result of the Company's focus on reducing costs, including a 25% reduction in personnel in the first nine months of 1999 compared to the same period in 1998.

  Restructuring Costs. The Company recorded a $3.5 million restructuring charge in the first nine months of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value and related to the Company's
implementation of the Management Agreement with Kaiser-Francis.   Included in
this charge are retention costs along with severance pay related to a reduction in personnel. Twenty-one employees were terminated during the first nine months of 1999 with an additional 25 employees expected to be terminated in the fourth quarter. Approximately $1.7 million of the charge was accrued as of September 30, 1999 and is expected to be paid by year-end.

  Investment and Other Income. Investment and other income decreased to $352,000 in the first nine months of 1999 from $845,000 in the first nine months of 1998. During the third quarter of 1998 the settlement of certain gas contract disputes were recognized

  Interest Expense. Interest expense increased 5% to $2.8 million in the first nine months of 1999 from $2.7 million in the prior year period. This increase reflects the impact of additional debt associated with the completion of a producing property acquisition in South Texas in June 1998 and increased interest rates on the Company's revolving bank debt.

  Income Taxes.   The Company recorded a $1.4 million income tax benefit with an effective tax rate of 59% on a pre-tax loss of $2.4 million in the first nine months of 1999. The Company recorded a U.S. pre-tax loss of $4.3 million and Canadian pre-tax income of $1.8 million. The Company's U.S. tax benefit with an effective tax rate of 39% was partially reduced by the Canadian tax provision with a low effective tax rate of only 13%, resulting in the consolidated income tax benefit with an effective rate of 59%. The Company recorded an income tax benefit of $2.0 million with an effective tax rate of 45% on a pre-tax loss of $4.4 million in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of September 30, 1999, the Company had working capital of $2.6 million as compared to $2.1 million at December 31, 1998. Excluding the $3.5 million restructuring charge, cash provided by operating activities before changes in operating assets and liabilities was $7.9 million and $9.3 million for the nine months ended September 30, 1999 and 1998, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $3.0 million and $16.0 million for the nine months ended September 30, 1999 and 1998, respectively.

  No oil and gas property sales occurred in the first nine months of 1999, while sales of non-strategic properties totaled $2.8 million in the first nine months of 1998.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The $2.1 million deferred revenue was recognized in future periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. As of September 30, 1999, the entire $2.1 million deferred revenue had been recognized.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998 and 1999, the Company borrowed $14.0 million to fund additional acquisitions and other debt repayments. At September 30, 1999, the Company had a total of $27.0 million outstanding under the revolver. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. Effective July 1, 1999, the spread ranges from 1.375% to 2.0% on Eurodollar loans and .375% to 1.0% on Prime loans. The Company's average interest rate under this facility was approximately 6.5% during the first nine months of 1999.

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

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and commenced on December 31, 1995 for the Series B Notes. At September 30, 1999, the remaining principal balance for the Series A Notes was nil and the remaining balance of the Series B Notes was $19.1 million. Current maturities of the Series B Notes total $3.5
million.   Interest on the Series A Notes was adjustable, based on a spread of
115 basis points over the London Interbank Offered Rate (LIBOR). Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

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

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable with similar financial terms. At September 30, 1999, the nonrecourse long-term notes payable balance was $3.5 million, of which $948,000 was classified as "current."

  The Company plans to finance its substantially reduced 1999 capital expenditures solely from available cash flow from operations and working capital. If the Company increases its capital expenditure level in the future, capital expenditures may require additional funding obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

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

  As previously described, the Company has entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company, under which Kaiser-Francis will provide management, technical and administrative support services for all PetroCorp operations. Such services will also include the use of Kaiser-Francis' internal business systems and processes which are currently estimated by Kaiser-Francis to be more than 98% Year 2000 compliant.

  The Company estimates that it is more than 98% complete in obtaining its goal to be Year 2000 compliant by year-end and have contingency plans in place, wherever possible, when compliance is not probable in a timely manner.

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

 Interest Rate Risk

  Total debt at September 30, 1999, included $22.6 million of fixed-rate debt attributed to Series B Senior Notes and Nonrecourse Notes Payable, and $27.0 million of floating-rate debt attributed to the TD Bank Credit Agreement. As a result, the Company's annual interest cost will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $270,000.

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

     Not Applicable

Item 3 - Defaults upon Senior Securities

     Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

     (a) October 28, 1999 annual meeting of shareholders.

     (b) (1) Approval of the Management Agreement between the Company and Kaiser-Francis Oil Company, a Delaware Corporation ("KFOC"), pursuant to which KFOC will provide management and administrative support services for all of the Company's operations and the operations of its wholly-owned subsidiaries, both in the United States and in Canada.

                                                              Abstentions and
                                 For     Withheld Authority   Broker Non-Votes
                              ---------  ------------------   ----------------

Including KFOC Shares         7,876,244        6,720                 -
Excluding KFOC Shares
("the Disinterested Shares")  3,548,787        6,720                 -

         (2)   Election of Directors

                                          Number of Votes
                       ----------------------------------------------------
                                                           Abstentions and
    Nominee               For       Withheld Authority     Broker Non-Votes
    -------            ---------    ------------------     ----------------

Gary R. Christopher    7,881,264           ---                   1,700
Stephen M. McGrath     7,880,911           353                   1,700


         (3) Ratification of the Reappointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999.



                                          Number of Votes
                       ----------------------------------------------------
                                                           Abstentions and
                          For       Withheld Authority     Broker Non-Votes
                       ---------    ------------------     ----------------

                       7,878,844          4,020                  100

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

          10* Management Agreement dated August 3, 1999 between PetroCorp Incorporated and Kaiser-Francis Oil Company (incorporated by reference to Annex A of the Company's proxy statement dated September 30, 1999).

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



                             PETROCORP INCORPORATED
                             ----------------------
                             (Registrant)



Date:  November 12, 1999     /s/ CRAIG K. TOWNSEND
                             -------------------------------------------------
                             Craig K. Townsend
                             Vice President - Finance, Secretary and Treasurer
                             (On behalf of the Registrant and as the
                             Principal Financial Officer)