Form 10-K405
period 1999-12-31
PETROCORP INC
filed 2000-03-29
CIK 911359

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

                  For the fiscal year ended December 31, 1999
                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the transition period from      to

                               ----------------

                         Commission file number 0-22650

                               ----------------

                             PETROCORP INCORPORATED
             (Exact name of registrant as specified in its charter)

                Texas                                  76-0380430
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation organization)

       6733 South Yale Avenue                             74136
           Tulsa, Oklahoma                             (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (918) 491-4500

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S) 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2000 was $15,218,625. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2000:

               Common Stock, par value $.01 per share: 8,683,019

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Proxy Statement for the registrant's Annual Meeting of Shareholders to be held in 2000 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item  Title                                                               Page
 ----  -----                                                               ----


                                     PART I

   1   Business..........................................................    1
   2   Properties........................................................    7
   3   Legal Proceedings.................................................   15
   4   Submission of Matters to a Vote of Security Holders...............   16

                                    PART II

   5   Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................   16
   6   Selected Financial Data...........................................   17
   7   Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................   18
  7A   Quantitative and Qualitative Disclosure about Market Risk.........   23
   8   Financial Statements and Supplementary Data.......................   23
   9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   23

                                    PART III

 10-13 (Items 10-13 incorporated by reference to Proxy Statement)........   23

                                    PART IV

  14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   24


  As used in this report, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "BOPD" means barrel of oil per day, "Mcf/D" means thousand cubic feet per day, "MMcf/D" means million cubic feet per day, "Mcfe" means thousand cubic feet of natural gas equivalent determined using the ratio of one Bbl of crude oil to six Mcf of natural gas, "MMcfe" means million cubic feet of natural gas equivalents, "Bcfe" means one billion cubic feet of natural gas equivalents, "Tcf" means one trillion cubic feet, "PV-10" means estimated pretax present value of future net revenues discounted at 10% using SEC rules, "gross" wells or acres are the wells or acres in which the Company has a working interest, and "net" wells or acres are determined by multiplying gross wells or acres by the Company's working interest in such wells or acres.

                                    PART I

Item 1. Business.

General

  PetroCorp Incorporated is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties, and in the production of oil, natural gas liquids and natural gas in North America. The Company's activities are conducted principally in the states of Oklahoma, Texas, Mississippi, Louisiana and Kansas, and in the province of Alberta, Canada.

  At December 31, 1999, the Company's proved reserves totaled 4.5 MMBbls of oil and 76.4 Bcf of natural gas and had an estimated pretax present value of future net revenues (PV-10) of $120.4 million. On a Mcfe basis, approximately 74% of the Company's proved reserves were natural gas at such date. In addition, the Company has unproved interest holdings with a net book value of $6.2 million, as well as interests in natural gas processing and gathering facilities with a net book value of $3.2 million.

  The Company was formed in July 1983 as a Delaware corporation and in December 1986 contributed its assets to a newly formed Texas general partnership. In October 1992, the Company changed its legal form from a Texas general partnership to a Texas corporation. In August 1999, the Company signed a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company (Kaiser-Francis), under which Kaiser-Francis will provide management, technical and administrative support for all of the Company's operations in the United States and Canada. At that time, Gary R. Christopher was named President and CEO of the Company. Mr. Christopher is an employee of Kaiser-Francis Oil Company and has served on PetroCorp's Board of Directors since 1996. This Management Agreement was approved by the shareholders of the Company in October 1999 and took effect on November 1, 1999. A new slate of corporate officers was approved at that time. PetroCorp's principal executive offices are located at 6733 South Yale Avenue, Tulsa, Oklahoma 74136, with a mailing address of P.O. Box 21298, Tulsa, Oklahoma 74121-1298, and its telephone number is (918) 491-4500. Unless the context otherwise requires, the terms the "Company" and "PetroCorp" refer to and include PetroCorp Incorporated, its predecessor entities (including the original Delaware corporation and the subsequent Texas general partnership) and all subsidiaries in which PetroCorp owns a 50% or greater interest.

Business Strategy

  PetroCorp and its wholly-owned Canadian subsidiaries acquire, explore and develop oil and natural gas properties in North America.

  Acquisition Strategy. The Company has grown, in large part, through the acquisition of producing oil and gas properties. The Company generally focuses on acquisitions of long-lived natural gas reserves, located onshore in North America, and prefers acquisitions that provide additional potential through development or exploitation efforts, as well as exploratory drilling opportunities.

  Exploration and Development Strategy. Exploration and development activities are an important component of PetroCorp's business strategy. Through its Management Agreement with Kaiser-Francis, the Company will be able to allocate a greater portion of future cash flows to exploration and development activities.

Exploration and Development Activities

  United States. The SW Oklahoma City Unit is showing a positive response to water injection consistent with both the Company's initial estimates and offset field response to similar waterflood projects. During the last half of 1999, unit production has more than doubled to 400+ barrels of oil per day (as compared to the summer of 1998, when production averaged approximately 190 barrels/day). With this proven response, PetroCorp has realized a 600,000 barrel net increase in proven reserves for this field. A peak waterflood response of 800--1,100 barrels/day is still anticipated by 2002.

  Current U.S. exploration activity is focused on the south Texas Wilcox play in Duval County where PetroCorp has committed to participate in the drilling of a 16,500 ft. well to test the Ronnie and House X sands. This test is on trend with Destino Field, a 22 Bcfe Ronnie sand field, and Rosita, a 265 Bcfe House sand field. Two shallow Hinnant prospects have also been identified and leased based upon 3-D seismic interpretation. Twenty square miles of new 3-D seismic data were received at year end and current interpretations indicate multiple Hinnant prospects are present.

  In addition to the south Texas area, PetroCorp is reevaluating the viability of company-controlled oil prospects in the Mississippi Salt Basin. Two drillable prospects are currently being marketed to industry partners for drilling during 2000.

  Canada. Recent activity in the Hanlan-Robb area has focused on the sidetracking of existing vertical wells and the installation of field compression for the Hanlan Swan Hills Gas Unit #1 (a 1.4 Tcf gas field). PetroCorp also participated in two horizontal wells in the Shaw/Basing area and two farmout wells in the Red Cap area which increased gross production 150% from the Company's acreage to 37 MMcf/D. PetroCorp has access to substantial seismic and other data covering the Hanlan-Robb properties and plans to continue participation in additional seismic surveys in the area.

  PetroCorp owns a 24.5% working interest in the centrally located Hanlan-Robb gas processing plant and varying interests in a gas gathering system that connects all of the Company's currently producing Hanlan-Robb fields to the plant. Beginning in September 1998, new third-party gas, for which processing fees are received, has increased plant throughput from 220 MMcf/D to approximately 300 MMcf/D at year-end 1999. As a result of the increased plant throughput and third-party processing revenue, total operating costs for PetroCorp have been reduced from $0.15/Mcf in 1998 to $0.06/Mcf for 1999. The Company has adequate excess capacity in the plant for its exploration, development and acquisition plans in the area.

  The Minehead exploratory prospect, located ten miles east of the Hanlan-Robb Gas Plant, exposes the Company to significant reserve additions. Targeting the Swan Hills formation, the prospect is on trend with the Blackstone Field (1.0
Tcf) and the Hanlan Unit (1.4 Tcf). In 1999, a well testing the concept was drilled at no cost to the Company. The well has been cased and is awaiting further evaluation. PetroCorp has a 9.4% working interest upon payout of the well, as well as a 9.4% working interest in the 12,800 surrounding leased acres.

Production and Sales

  The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales price received and average production costs during the three years ended December 31, 1999, 1998, and 1997. See Note 9 to the Consolidated Financial Statements of the Company and "Supplemental Information to the Consolidated Financial Statements" in the Notes thereto included elsewhere in this report for additional financial information regarding the Company's foreign and domestic operations.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Net oil produced (MBbls):
  United States........................................     324     422     580
  Canada...............................................     138     143     142
                                                        ------- ------- -------
    Total..............................................     462     565     722
Average oil sales price (per Bbl):
  United States........................................ $ 17.33 $ 12.55 $ 19.57
  Canada...............................................   16.48   11.59   17.19
  Weighted average.....................................   17.08   12.31   19.10
Net gas produced (MMcf):
  United States........................................   4,421   4,932   4,853
  Canada...............................................   4,660   4,579   4,787
                                                        ------- ------- -------
    Total..............................................   9,081   9,511   9,640
Average gas sales price (per Mcf):
  United States........................................ $  2.24 $  2.15 $  2.62
  Canada...............................................    1.58    1.32    1.46
  Weighted average.....................................    1.90    1.75    2.04
Gas equivalents produced (MMcfe):
  United States........................................   6,365   7,464   8,333
  Canada...............................................   5,488   5,437   5,639
                                                        ------- ------- -------
    Total..............................................  11,853  12,901  13,972
Average sales price (per Mcfe):
  United States........................................ $  2.44 $  2.13 $  2.89
  Canada...............................................    1.76    1.42    1.67
  Weighted average.....................................    2.13    1.83    2.39
Production costs (per Mcfe):
  United States........................................ $  0.72 $  0.69 $  0.73
  Canada...............................................    0.40    0.40    0.30
  Weighted average.....................................    0.57    0.57    0.56

Marketing

  PetroCorp's United States gas production is sold to a variety of pipelines, marketing companies and utility end users at prices based on the spot market. The gas is typically sold under short-term contracts ranging in length from one month to one year. During 1999, nearly one-half of the Company's Canadian gas was dedicated under long term contracts to Pan-Alberta Gas Ltd. (Pan-Alberta), a major Canadian gas aggregator and marketer. Under these contracts, approximately 75% of the gas was resold into the United States, predominantly to markets in the upper Midwest region. PetroCorp received a price, per Mcf, from Pan-Alberta equal to Pan-Alberta's resale price less certain costs. Most of the Company's remaining Canadian gas was sold to Engage Energy at spot prices under a one-year contract.

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

  During the year ended December 31, 1999, Pan-Alberta, Engage Energy, and EOTT Energy Operated Limited Partnership accounted for 18%, 17% and 11% of the Company's total sales, respectively. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

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

Hedging Activities

  Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations in crude oil and natural gas. The Company has reviewed this strategy and has begun hedging activities again, effective April 2000. No contracts were outstanding as of December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Order 636 has generally been upheld in judicial appeals to date. However, FERC routinely evaluates whether its approach to regulation of the natural gas industry should be changed and whether further refinements or changes to existing policies should be made in view of developments in the natural gas industry since Order 636 was originally issued. Although FERC has indicated that it remains committed to Order 636's "fundamental goal" of "improving the competitive structure of the natural gas industry in order to maximize the benefits of wellhead decontrol," the future regulatory goals and priorities of FERC may change, and it is not possible to predict the effect, if any, of future restructuring orders or policies on the Company's operations. FERC's policies may also be impacted by the ongoing restructuring of the electric power industry pursuant to FERC Order No. 888.

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

  Environmental Regulation. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs. In particular, the Company's exploration, exploitation and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. Although compliance with these regulations increases the cost of Company operations, such compliance has not in the past had a material effect on the Company's capital expenditures, earnings or competitive position. Environmental regulations have historically been subject to frequent change by regulatory authorities. The trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general.

Also at the federal level, the U.S. Oil Pollution Act requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands and coastal waters) to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted. These financial responsibility requirements could have a significant adverse impact on small oil and gas companies like PetroCorp. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. The Company is unable to predict the ongoing cost to it of complying with these laws and regulations or the future impact of such regulations on its operation. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. A catastrophic discharge of hydrocarbons into the environment could, to the extent such event is not insured, subject the Company to substantial expense.

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

Employees

  At December 31, 1999, PetroCorp had 3 full-time employees. (See
"Restructuring" included in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Item 2. Properties.

Principal Properties

  The Company's proved oil and gas properties are relatively concentrated. Approximately 80% of the PV-10 from the Company's proved reserves at December 31, 1999 was attributable to four principal areas.

  The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 1999, all of which are taken from reports prepared by Huddleston & Co., Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                                       December 31, 1999
                                               ---------------------------------
                                                  Estimated Proved
                                                      Reserves
                                               ----------------------
                                                 Oil    Gas
      Property/Area                            (MBbls) (MMcf)  MMcfe    PV-10
      -------------                            ------- ------ ------- ----------
                                                                         (in
                                                                      thousands)
      Hanlan-Robb.............................     83  48,077  48,575  $ 48,983
      Oklahoma City Area......................  2,431   2,908  17,494    30,412
      McLeod Field............................    443   4,038   6,696     8,404
      South Louisiana Area....................     91   3,897   4,443     8,031
                                                -----  ------ -------  --------
        Subtotal..............................  3,048  58,920  77,208    95,830
                                                -----  ------ -------  --------
      Others..................................  1,533  17,439  26,637    24,547
                                                -----  ------ -------  --------
        Total.................................  4,581  76,359 103,845  $120,377
                                                =====  ====== =======  ========

  Hanlan-Robb. PetroCorp's largest single producing area is the Hanlan-Robb natural gas production complex located in the foothills region of western Alberta, Canada, which accounted for approximately 40% of the Company's 1999 net daily gas production. The Company owns an interest in ten producing fields in this area, covering 47,000 developed acres, with current combined production of 223 MMcf/D. PetroCorp has additional interests in 73,900 undeveloped acres in this area. The key field is the world-class Hanlan Swan Hills Gas Unit #1, with an estimated ultimate recovery of 1.4 Tcf and current gross production of 142 MMcf/D. PetroCorp's ownership is part of a joint venture managed by the Company with institutional investors that collectively own 21.6% of the field. PetroCorp's working interest in this field is 35% of the joint venture, or 7.6%. Petro-Canada (not an affiliate of PetroCorp) is the largest interest owner in the area and operates the Hanlan-Robb area fields and the related gathering system and processing plant.

  Oklahoma City Area. Includes the Southwest Oklahoma City Field located within the metropolitan Oklahoma City area in Oklahoma and the Edmond Prospect located just north of Oklahoma City. In the Southwest Oklahoma City Field area, PetroCorp operates 61 wells and has a working interest in two additional wells. The Company also owns a 4% working interest in the adjacent Will Rogers Unit, operated by Marathon. The key property is the PetroCorp operated SW Oklahoma City Unit, a field-wide waterflood unit targeting the Prue formation at 6,500 feet. Current unit production is approximately 400 BOPD and 2,200 Mcf/D. The Company owns an 86.4% working interest in the unit.

  McLeod Field. As part of an acquisition in late 1996, the Company acquired one shut-in oil well in this field in west central Alberta, Canada. Since then, PetroCorp has drilled six wells to develop production from three formations. The Company's working interests vary from 12% to 100% in 9.8 sections (approximately 6,240 acres).

  South Louisiana Area. Includes ownership in the East Riceville Field in Vermillion Parish and the Scott Field in Lafayette Parish. East Riceville is a two-well gas field producing 28 MMcf/D from a Miogyp reservoir at approximately 17,000 feet. PetroCorp owns a 13.8% working interest in this field, which is operated by Murphy Exploration and Production Company.

  Other Properties. Other significant U.S. properties include the Rich Hurt Field in western Duval County, Texas, the Glick Field located in south-central Kansas, the Hunter Misener Unit located in Alfalfa County, Oklahoma, the Maynor Creek Field in Wayne County, Mississippi, the Harris Field in Live Oak County, Texas, and the Paradox Basin area of southwest Colorado. Other significant Canadian properties include the Trochu Prospect in south-central Alberta and the Worsley Triassic A Pool located on the north flank of the Peace River Arch in Alberta.

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

  The following table sets forth summary information with respect to the estimates made by the Independent Engineers of the Company's proved oil and gas reserves as of December 31, 1999. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Company.

                                                           December 31, 1999
                                                       -------------------------
                                                       United
                                                       States   Canada   Total
                                                       ------- -------- --------
   Proved reserves:
     Oil (MBbls)......................................   3,261    1,320    4,581
     Gas (MMcf).......................................  20,950   55,409   76,359
     Gas equivalents (MMcfe)..........................  40,516   63,329  103,845
   Future net revenues ($000s)(1)..................... $91,353 $105,703 $197,056
   Present value of future net revenues ($000s)(2).... $60,682 $ 59,695 $120,377
   Proved developed reserves:
     Oil (MBbls)......................................   3,180    1,187    4,367
     Gas (MMcf).......................................  18,906   47,026   65,932
     Gas equivalents (MMcfe)..........................  37,986   54,148   92,134
   Future net revenues ($000s)(1)..................... $86,050 $ 90,400 $176,450
   Present value of future net revenues ($000s)(2).... $57,216 $ 51,134 $108,350

--------
(1) Proved and proved developed future net revenues include $2,885,000 related to the sale of sulfur.
(2) Proved and proved developed present values of future net revenues include $1,630,000 related to the sale of sulfur.

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

  In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil, gas and sulfur sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this report and "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 1999.

Acreage and Wells

  The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1999.

                                                     Developed     Undeveloped
                                                       Acres         Acres(1)
                                                   -------------- --------------
                                                    Gross   Net    Gross   Net
                                                   ------- ------ ------- ------
United States:
  Colorado........................................  10,186  7,958       0      0
  Kansas..........................................   5,360    667      10      1
  Louisiana.......................................   2,091    202     341     69
  Mississippi.....................................     640    405  10,238  6,770
  Oklahoma........................................  40,429 10,558  14,284  6,137
  Texas...........................................  24,963  3,304 102,308  7,310
  Other...........................................   2,287    446   5,109    480
Canada:
  Alberta.........................................  62,640 11,416  84,000 21,519
                                                   ------- ------ ------- ------
    Total......................................... 148,596 34,956 216,290 42,286
                                                   ======= ====== ======= ======

--------
(1) Approximately 20% of net undeveloped acres are covered by leases that expire during 2000, unless drilling or production otherwise extends lease terms.

  As of December 31, 1999, the Company had working interests in 230 gross (74 net) producing oil wells and 188 gross (36 net) producing gas wells. Of these wells, 19 gross (17 net) oil wells and 48 gross (10 net) gas wells were in Canada, and the remainder of the oil and gas wells were in the United States.

Drilling Activities

  All of PetroCorp's drilling activities are conducted through arrangements with independent contractors, and it owns no drilling equipment. Certain information with regard to the Company's drilling activities, during the years ended December 31, 1999, 1998 and 1997 is set forth below:

                                              Year Ended December 31,
                                    ---------------------------------------------
                                         1999            1998           1997
                                    --------------  -------------- --------------
                                            Net             Net            Net
                                          Working         Working        Working
           Type of Well             Gross Interest  Gross Interest Gross Interest
           ------------             ----- --------  ----- -------- ----- --------
United States:
 Development:
   Oil.............................    4     .2                       6     1.2
   Gas.............................    1     .0(1)     9    1.3       3      .6
   Nonproductive...................    1     .2                       3      .8
                                     ---    ---      ---    ---     ---    ----
     Total.........................    6     .4        9    1.3      12     2.6
                                     ---    ---      ---    ---     ---    ----
 Exploratory:
   Oil.............................                                   2      .6
   Gas.............................                    2     .3       1      .5
   Nonproductive...................    1     .2        8    2.6       6     2.2
                                     ---    ---      ---    ---     ---    ----
     Total.........................    1     .2       10    2.9       9     3.3
                                     ---    ---      ---    ---     ---    ----
Canada:
 Development:
   Oil.............................    1      1                       2      .5
   Gas.............................    2     .2        2     .1       5     1.4
   Nonproductive...................    2     .0(1)
                                     ---    ---      ---    ---     ---    ----
     Total.........................    5    1.2        2     .1       7     1.9
                                     ---    ---      ---    ---     ---    ----
 Exploratory:
   Oil.............................                                   1     1.0
   Gas.............................    4     .2        2    1.1       8     2.2
   Nonproductive...................    3     .1        2    1.2       4      .4
                                     ---    ---      ---    ---     ---    ----
     Total.........................    7     .3        4    2.3      13     3.6
                                     ---    ---      ---    ---     ---    ----
Total..............................   19    2.1       25    6.6      41    11.4
                                     ===    ===      ===    ===     ===    ====

--------
(1) The Company has a net working interest less than 0.05% in these wells.

  At December 31, 1999, the Company was participating in the drilling of 4 gross (.2 net) wells. Of these, 2 gross (.1 net) were in the United States and 2 gross (.1 net) were in Canada.

Hanlan-Robb Natural Gas Processing Plant and Gas Gathering Systems

  PetroCorp owns interests in a centrally located gas processing plant and in a gas gathering system that connects all of the Company's currently producing Hanlan-Robb fields to the Hanlan-Robb plant. Commissioned in 1983, the estimated replacement value is approximately $340 ($C500) million. The original design capacity of 300 MMcf/D has been expanded to 380 MMcf/D and two new major pipeline systems began delivering third-party gas to the plant for processing in September 1998. This new third-party gas, for which processing fees are received, has increased plant throughput from 220 MMcf/D to approximately 300 MMcf/D at year-end 1999. PetroCorp owns a 24.5% working interest in the plant and varying working interests in the gathering systems, dehydration and compression facilities that deliver gas to the plant.

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

Other Facilities

  The Company leases approximately 31,600 square feet in Houston, Texas where its primary office was previously located. The Company also leases approximately 8,200 square feet in Oklahoma City, Oklahoma and approximately 4,000 square feet in Calgary, Alberta for divisional offices. Additionally, the Company owns an 18,400 square-foot building and surface pads covering approximately 42 acres related to its Southwest Oklahoma City Field operations.

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

Risks That Might Arise from the Management Agreement

 Operational inefficiencies may occur during the transition period.

  During the transition period to operation by Kaiser-Francis, which is not anticipated to exceed six months, some operational inefficiencies may occur as Kaiser-Francis' personnel become familiar with the Company's properties and operations.

 Kaiser-Francis may not perform to the Company's satisfaction.

  Although the Company believes that Kaiser-Francis is well qualified to perform oil and gas operations and administrative services on behalf of the Company, there is the risk that Kaiser-Francis may not perform the services to the Company's satisfaction.

 If the Management Agreement is terminated, the Company will need to hire employees to conduct the business.

  After the end of the transition period to operation by Kaiser-Francis, the Company will no longer employ the personnel necessary to perform the Company's functions. Consequently, should the Management Agreement be terminated by either party, the Company will need to contract with another party to provide these services or hire the personnel necessary to perform these functions. There is no assurance that the Company will be able to timely and cost-effectively make such alternate arrangements.

 Kaiser-Francis may have conflicts of interest with the Company.

  Kaiser-Francis is actively and substantially engaged in the oil and gas exploration and production business, including, in some cases, operations in geographical areas in which the Company currently owns interests. Under the Management Agreement, Kaiser-Francis may continue to engage in such activities, even though its activities might be considered to be in competition with the Company's oil and gas activities. Accordingly, in some cases, if Kaiser-Francis acquires new properties or develops new prospects on its own behalf, rather than on behalf of the Company, the potential for actual or apparent conflicts of interest exists. Kaiser-Francis also may from time to time arrange contracts with certain of its affiliates to perform services on behalf of the Company. Such arrangements have the potential to create real or apparent conflicts of interest.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)October 28, 1999 annual meeting of shareholders.

  (b) (1) Approval of the Management Agreement between the Company and Kaiser-Francis pursuant to which Kaiser-Francis provides management and administrative support services for all the Company's operations and the operations of its wholly-owned subsidiaries, both in the United States and in Canada.

                                                        Number of Votes
                                                -------------------------------
                                                                    Abstentions
                                                          Withheld  and Broker
                                                   For    Authority  Non-Votes
                                                --------- --------- -----------
Including Kaiser-Francis Shares................ 7,876,244   6,720         --
Excluding Kaiser-Francis Shares (The
 "Disinterested Shares")....................... 3,548,787   6,720         --

    (2) Election of Directors

                                                        Number of Votes
                                                -------------------------------
                                                                    Abstentions
                                                          Withheld  and Broker
                    Nominee                        For    Authority  Non-Votes
                    -------                     --------- --------- -----------
Gary R. Christopher............................ 7,881,264      --      1,700
Stephen M. McGrath............................. 7,880,911     353      1,700

  The term of office for each of Lealon L. Sargent, Thomas N. Amonett, G. Jay
Erbe, Jr., W. Niel McBean and Robert C. Thomas as directors of the Company continued after the meeting.

    (3) Ratification of the Reappointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending
        December 31, 1999.

                                                        Number of Votes
                                                -------------------------------
                                                                    Abstentions
                                                          Withheld  and Broker
                                                   For    Authority  Non-Votes
                                                --------- --------- -----------
                                                7,878,844   4,020        100

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock is currently listed on the American Stock Exchange (the "AMEX") and trades under the symbol PEX. The Company's Common Stock has been listed with the AMEX since September 17, 1998. Prior to that time, the Company's Common Stock had been listed on The Nasdaq Stock Market since October 28, 1993. The following table presents the high and low closing prices for the Company's Common Stock for each quarter during 1998 and 1999, and for a portion of the Company's current quarter, as reported by the AMEX.

                                      1998                            1999                      2000
                         ------------------------------- ------------------------------- ------------------
                          First  Second   Third  Fourth   First  Second   Third  Fourth    First Quarter
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter (through March 20)
                         ------- ------- ------- ------- ------- ------- ------- ------- ------------------
High....................  $9.31   $9.00   $8.25   $7.88   $5.88   $6.13   $7.50   $6.88        $6.75
Low.....................   7.75    7.13    5.13    5.25    5.19    4.38    5.50    5.75         5.25

  As of March 20, 2000, the closing price for the Company's Common Stock was $6.50 per share. As of March 20, 2000, there were approximately 500 holders of record of the Common Stock.

  The Company has not declared or paid any cash dividends on its Common Stock to date. The Board of Directors of the Company does not intend to declare cash dividends on its Common Stock in the foreseeable future. The Company intends instead to retain its earnings to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Company's Board of Directors. The terms of the Company's credit facility prohibits the declaration or payment of any dividends.

Item 6. Selected Financial Data.

  The following table summarizes consolidated financial data of the Company and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

                                     For the Year Ended December 31,
                               ------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                 (In thousands, except per share amounts)
Income Statement Data:
Revenues:
  Oil and gas................  $ 25,162  $ 23,621  $ 33,502  $ 29,718  $ 24,448
  Plant processing...........     1,785     1,550     1,420     1,658     1,880
  Other......................       179        36       172       170     1,037
                               --------  --------  --------  --------  --------
                                 27,126    25,207    35,094    31,546    27,365
                               --------  --------  --------  --------  --------
Expenses:
  Production costs...........     6,733     7,344     7,793     6,660     7,304
  Depreciation, depletion and
   amortization..............     9,906    16,568    17,065    12,433    13,300
  Oil and gas property
   valuation adjustment......              33,600                         8,500
  General and administrative.     4,311     4,482     4,846     4,542     5,544
  Restructuring costs........     3,643
  Other operating expenses...       281       265       367       333       256
                               --------  --------  --------  --------  --------
                                 24,874    62,259    30,071    23,968    34,904
                               --------  --------  --------  --------  --------
Income (loss) from
 operations..................     2,252   (37,052)    5,023     7,578    (7,539)
                               --------  --------  --------  --------  --------
Other income (expenses):
  Investment and other
   income....................       585     1,151       558     1,910     1,470
  Interest expense...........    (3,865)   (3,622)   (3,528)   (3,391)   (3,917)
  Other income (expenses)....      (132)       14       (47)      (46)     (159)
                               --------  --------  --------  --------  --------
                                 (3,412)   (2,457)   (3,017)   (1,527)   (2,606)
                               --------  --------  --------  --------  --------
Income (loss) before income
 taxes.......................    (1,160)  (39,509)    2,006     6,051   (10,145)
Income tax provision
 (benefit)...................      (954)  (15,114)      136     1,807      (608)
                               --------  --------  --------  --------  --------
Net income (loss)............  $   (206) $(24,395) $  1,870  $  4,244  $ (9,537)
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 basic.......................  $  (0.02) $  (2.82) $   0.22  $   0.49  $  (1.11)
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 diluted.....................  $  (0.02) $  (2.82) $   0.22  $   0.49  $  (1.11)
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--basic........     8,658     8,637     8,586     8,585     8,585
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--diluted......     8,658     8,699     8,688     8,669     8,585
                               ========  ========  ========  ========  ========
Balance Sheet Data (at
 December 31):
  Working capital............  $  3,642  $  2,080  $  2,638  $  1,946  $  6,344
  Total assets...............   105,395   103,992   130,924   122,864   114,839
  Long-term debt.............    43,410    47,305    42,192    33,462    36,513
  Shareholders' equity.......    42,363    40,744    66,557    65,665    61,521

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

  The following table reflects certain operating data for the periods presented:

                                                             For the Year Ended
                                                                December 31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
Production:
 United States:
  Oil (Mbbls)..............................................    324    422    580
  Gas (Mmcf)...............................................  4,421  4,932  4,853
  Gas equivalents (Mmcfe)..................................  6,365  7,464  8,333
 Canada:
  Oil (Mbbls)..............................................    138    143    142
  Gas (Mmcf)...............................................  4,660  4,579  4,787
  Gas equivalents (Mmcfe)..................................  5,488  5,437  5,639
 Total:
  Oil (Mbbls)..............................................    462    565    722
  Gas (Mmcf)...............................................  9,081  9,511  9,640
  Gas equivalents (Mmcfe).................................. 11,853 12,901 13,972
Average sales prices:
 United States:
  Oil (per Bbl)............................................ $17.33 $12.55 $19.57
  Gas (per Mcf)............................................   2.24   2.15   2.62
 Canada:
  Oil (per Bbl)............................................  16.48  11.59  17.19
  Gas (per Mcf)............................................   1.58   1.32   1.46
 Weighted average:
  Oil (per Bbl)............................................  17.08  12.31  19.10
  Gas (per Mcf)............................................   1.90   1.75   2.04
Selected data per Mcfe:
 Average sales price....................................... $ 2.13 $ 1.83 $ 2.39
 Production costs..........................................   0.57   0.57   0.56
 General and administrative expenses.......................   0.36   0.35   0.35
 Oil and gas depreciation, depletion and amortization......   0.69   1.16   1.10

Restructuring

  As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis, under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada. The Management Agreement received shareholder approval on October 28, 1999 and was effective November 1, 1999. The Company also entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement. As the Management Agreement was effective November 1, 1999, the Interim Agreement ceased as of October 31, 1999.

  Under the terms of the Management Agreement, Kaiser-Francis is compensated through a service fee, equal to administrative and overhead fees charged under applicable operating agreements plus fixed fees for non-operated properties. Additionally, Kaiser-Francis can earn overriding royalties or working interests in certain circumstances.

  The Company recorded restructuring costs of $3,643,000 during 1999. Included in the costs are employee termination costs of $2,371,000, $807,000 in nonrefundable office lease discontinuance, $363,000 in investment banking and legal costs, and $102,000 in other related costs. Fifty-two employees were terminated in 1999 with one employee terminated in 2000. As of December 31, 1999, $2,161,000 of the restructuring costs are included in accrued liabilities.

Acquisitions

  During the fourth quarter of 1999, the Company made two acquisitions. One is located in the Midcontinent area of the United States and one is located in Western Canada. Total net reserves acquired were 1,246,000 Mcfe. Future discounted net revenues at 10% using SEC pricing are $1,678,000.

  These acquisitions are the first in a continuing and intensified effort to acquire oil and natural gas reserves in the Company's core areas of operation.

Results of Operations

 1999 Compared to 1998

  Overview. Net loss decreased 99% to a loss of $.2 million, or $0.02 per share, compared to a loss of $24.4 million, or $2.82 per share, for the corresponding period. Net income in 1998 was significantly impacted by a $33.6 million oil and gas property valuation adjustment while 1999 net income was impacted by $3,643,000 of restructuring costs.

  Revenues. Total revenues increased 7% to $27.1 million in 1999 compared to $25.2 million in 1998. Oil production decreased 18% to 462 MBbls from 565 MBbls. Natural gas production decreased 5% to 9,081 MMcf from 9,511 MMcf, resulting in overall production decreasing 8% to 11,853 MMcfe from 12,901 MMcfe.

  The Company's average U.S. natural gas price increased 4% to $2.24 per Mcf in 1999 from $2.15 per Mcf in 1998, while the average Canadian natural gas price increased 20% to $1.58 from $1.32. The Company's composite average oil price increased 39% to $17.08 per barrel in 1999 from $12.31 per barrel in 1998. Primarily as a result of price increases, oil and gas revenues increased 7% to $25.2 million in 1999 from $23.6 million in 1998. Plant processing revenues increased 15% to $1.8 million from $1.6 million primarily as a result of new third party processing in the Canadian Hanlan-Robb gas processing plant.

  Production Costs. Production costs decreased 8% to $6.7 million in 1999 compared to $7.3 million in 1998 primarily as a result of the 8% decrease in production volumes. Production costs per Mcfe were $0.57 for both 1999 and 1998.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 40% to $9.9 million in 1999 from $16.6 million in 1998. The decrease in the oil and gas DD&A rate per Mcfe to $0.69 in 1999 from $1.16 in 1998 reflects the impact of the year-end 1999 increase in proved reserves and the impact of the 1998 oil and gas property valuation adjustment.

  General and Administrative Expenses. General and administrative expenses decreased 4% to $4.3 million in 1999 from $4.5 million in 1998. The overall decrease is primarily due to cost reduction efforts, including reductions in personnel. This decrease was partially offset by $805,000 of stay pay costs.

  Investment and Other Income. Investment and other income decreased 49% to $585,000 in 1999 from $1.2 million in 1998, primarily as a result of gas contract settlements received in 1998.

  Interest Expense. Interest expense increased 7% to $3.9 million in 1999 from $3.6 million in 1998, reflecting the impact of increased debt associated with a producing property acquisition completed in June 1998.

  Income Taxes. The Company recorded a $954,000 income tax benefit on pre-tax loss of $1.2 million with an effective tax rate of 82% in 1999 compared to an income tax benefit of $15.1 million on pre-tax loss of $39.5 million with an effective tax rate of 38% in 1998. During 1999, the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 7% which was offset by an income tax benefit for its U.S. operations with an effective tax rate of 28%, resulting in an overall effective tax rate of 82%.

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

  Plant processing revenues increased 9% to $1.6 million in 1998 from $1.4 million in 1997 as a result of new third party gas processing fees received at the Company's Hanlan-Robb gas processing plant in Canada, beginning in August 1998.

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

  Oil and Gas Property Valuation Adjustment. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized and may not exceed a calculated ceiling computed on a country-by-country basis. The ceiling is calculated on a quarterly basis as the sum of (i) the present value (discounted at 10%) of future net revenues from estimated production of proved oil and gas reserves plus (ii) the lower of cost or estimated fair market value of the unproved properties, less (iii) the related income tax effects. At December 31, 1998, as a result of low oil and gas prices, the Company's net capitalized costs for its U.S. oil and gas properties exceeded the ceiling by $21.2 million resulting in a pre-tax non-cash valuation adjustment of $33.6 million. The ceiling was calculated using a Koch WTI posting price of $9.50 per barrel of oil and a Henry Hub cash price of $2.14 per Mcf of natural gas as benchmark prices.

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

  Income Taxes. Reflecting the U.S. valuation adjustment, the Company recorded a $15.1 million income tax benefit with an effective tax rate of 38% on a pre-tax loss of $39.5 million in 1998. This compares to an income tax provision of $136,000 with an effective tax rate of 7% on pre-tax income of $2.0 million in 1997. During 1997, the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 15% which was partially offset by an income tax benefit for its U.S. operations with an effective tax rate of 29%, resulting in an overall effective tax rate of 7%.

Liquidity and Capital Resources

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of December 31, 1999, the Company had working capital of $3.6 million as compared to $2.1 million at December 31, 1998. Cash provided by operating activities before changes in operating assets and liabilities were $8.7 million, $10.7 million and $19.1 million in 1999, 1998 and 1997, respectively.

  The Company's total capital expenditures, including capitalized internal costs, were $3.3 million, $19.4 million and $28.0 million for 1999, 1998 and 1997, respectively. In 1999, the Company spent $2.6 million related to exploration and development and $.4 million related to acquisitions. During 1998, the Company spent $11.6 million related to exploration and development and $4.8 million related to acquisitions. In 1997, the Company spent $16.4 million related to exploration and development and $11.0 million related to acquisitions.

  Sales of non-strategic oil and gas properties totaled nil, $2.8 million, and $1.4 million in 1999, 1998 and 1997, respectively.

  In March 1996, the Company sold its SW Oklahoma City Field gas gathering system for $3.8 million. The Company's total gain on the sale was $3.1 million, with $1.0 million being recognized in the first quarter of 1996 in "investment and other income" on the consolidated statement of operations while the remaining $2.1 million of the gain was deferred. The deferred revenue was recognized in subsequent periods as a component of gas revenues by partially offsetting the gas gathering fees paid by the Company over the productive life of the Company's SW Oklahoma City Field. During the year ended December 31, 1999, $257,000 of "deferred revenue" was recognized.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998, the Company borrowed $12.0 million to fund additional acquisitions and other debt repayments. At December 31,1999, the Company had a total of $27.0 million outstanding under the revolver and $3,850,000 available based on the current borrowing base, as defined, subject to certain limitations. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1 3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. The Company's average interest rate under this facility was approximately 6.9% during 1999.

  In July 1993, PetroCorp issued $40.0 million in senior notes. The Note Purchase Agreement established $10.0 million of Senior Adjustable Rate Notes Series A, due June 30, 1999 (the Series A Notes), payable to a subsidiary of USF&G Corporation (a 20% shareholder of the Company), and $30.0 million of 7.55% Senior Notes Series B, due June 30, 2008 (the Series B Notes), payable to two wholly-owned subsidiaries of CIGNA Corporation (formerly an 18% shareholder of the Company) and to four unaffiliated institutional investors in amounts totaling $20.0 million and $10.0 million, respectively. Mandatory redemptions commenced on December 31, 1994 for the Series A Notes and were completed in 1999. Mandatory redemptions commenced on December 31, 1995 for the Series B Notes. As of December 31, 1999, the remaining principal balances for the Series B Notes were $17.4 million, of which $3.3 million will mature in the next twelve months. Interest on the Series B Notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using the SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves.

  The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable (Nonrecourse Notes Payable) with similar financial terms. At December 31, 1999, the nonrecourse long-term notes payable balance was $3.3 million, of which $1,027,000 was classified as "current."

  The Company plans to finance its 2000 capital expenditures from expected operating cash flow and working capital. However, if the Company increases its capital expenditure level in the future, or operating cash flow is not as expected, capital expenditures may require additional funding, obtained through borrowings from commercial banks and other institutional sources, public offerings of equity or debt securities and existing and future relationships with institutional investment partners.

Year 2000 Issues

  PetroCorp had no Year 2000 computer problems. Minimal costs were expended in this area.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

  The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

 Commodity Price Risk

  The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00. However, no hedge transactions were in place in 1999, 1998 and 1997.

 Interest Rate Risk

  Total debt at December 31, 1999, included $20.7 million of fixed-rate debt attributed to Series B Senior Notes and Nonrecourse Notes Payable, and $27 million of floating-rate debt attributed to the TD Bank Credit Agreement. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. The impact on annual cash flow of a 100 basis point change in the floating rate would be approximately $270,000.

  At December 31, 1999, the Company's fixed rate Series B Senior Notes had a book value of $17.4 million and a fair market value of $17.8 million. Due to the nature of the Nonrecourse Notes Payable, the Company believes that it is not practical to estimate the fair value. See Note 5 to the Consolidated Financial Statements for information regarding future maturities of the Company's debt.

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

  The information required by this item appears on pages 27 through 52 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  There is no matter required to be disclosed in response to this item.

                                    PART III

  In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as a part of this report:

    1. Financial Statements

                                                                         Page
                                                                        of this
                                                                        Report
                                                                        -------
Report of Independent Accountants......................................    27
Consolidated Balance Sheets as of December 31, 1999 and December 31,
 1998..................................................................    28
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997...................................................    29
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997......................................    30
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997...................................................    31
Notes to Consolidated Financial Statements.............................    32

    2. Financial Statement Schedules

      Not Applicable.

    3. Exhibits

 2.1* Plan of Merger and Combination Agreement, dated September 18, 1991, by and among Park Avenue Exploration Corporation, PetroCorp, L.S. Holding
      Company, PetroCorp Incorporated, PetroPartners Limited Partnership,
      PetroCorp Acquisition Corporation and Management Shareholders, as amended by the First Amendment, dated October 1, 1992, and by the Simplification
      Agreement described in Exhibit 2.2 hereto. Incorporated by reference to
      Exhibit 2.1 to the Company's Registration Statement on Form S-1
      (Registration No. 33-36972) initially filed with the Securities and Exchange Commission (SEC) on August 26, 1993 (Registration Statement).

 2.2* Simplification Agreement, dated August 24, 1993, by and among Park Avenue
      Exploration Corporation, L.S. Holding Company, PetroCorp, PetroCorp
      Incorporated, PetroPartners Limited Partnership, PetroCorp Employees
      Partnership, L.P., Lealon L. Sargent, W. Neil McBean, Don A. Turkleson,
      Michael L. Lord, Antonio F. Pelletier, David G. Campbell, Fletcher S.
      Hicks, Craig K. Townsend, Clifford G. Zwahlen, Charles L. Zorio, Rodney
      Rother, Mark Meyer and Carl Campbell (Simplification Agreement).
      Incorporated by reference to Exhibit 2.2 to the Registration Statement.

 3.1* Amended and Restated Articles of Incorporation of PetroCorp Incorporated.
      Incorporated by reference to Exhibit 3.2 to the Registration Statement.

 3.2* Amended and Restated Bylaws of PetroCorp Incorporated. Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

 3.3* Statement of Designations, Preferences, Limitations and Relative Rights of Its Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated November 20,
      1998.

 4.1* Rights Agreement dated as of November 12, 1998, between PetroCorp
      Incorporated and First Union National Bank, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, dated November 20,
      1998.

 4.2* Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K, dated November 20, 1998.

  4.3* Specimen certificate for shares of Common Stock. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

  4.4*  Note Purchase Agreement, dated July 29, 1993, among PetroCorp
        Incorporated, United States Fidelity and Guaranty Company, Connecticut
        General Life Insurance Company, Indiana Insurance Company, Security
        Life of Denver Insurance Company, Southland Life Insurance Company,
        Life Insurance Company of Georgia and Life Insurance Company of North
        America. Incorporated by reference to Exhibit 4.2 to the Registration
        Statement.

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

 10.10* Agreement for Purchase and Sale, dated June 5, 1997, between PetroCorp
        Incorporated and Great River Oil and Gas Corporation. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated July 1, 1997.


 10.11* First Amendment to Agreement for Purchase and Sale, dated June 30,
        1997, between PetroCorp Incorporated and Great River Oil and Gas
        Corporation. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated July 1, 1997.

 10.12* Credit Agreement, dated June 26, 1997, among PetroCorp Incorporated,
        PCC Energy Limited, PCC Energy Corp, and Toronto-Dominion (Texas), Inc.
        and Toronto-Dominion Bank. Incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated July 1, 1997.

 10.13* 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 16, 1997.

 10.14* Management Agreement, dated August 3, 1999, between PetroCorp
        Incorporated and Kaiser-Francis Oil Company. Incorporated by reference to Annex A of the Company's proxy statement dated September 30, 1999.

 21     List of material subsidiaries.

 23.1   Consent of PricewaterhouseCoopers LLP.

 23.2   Consent of Huddleston & Co., Inc.

 27     Financial Data Schedule.

 99.1* Agreement to furnish document relating to subsidiary. Incorporated by reference to Exhibit 99.1 to the 1994 Form 10-K.

--------
*  Incorporated by reference.

  (b) Reports on Form 8-K

    Not Applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PetroCorp Incorporated

  In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of PetroCorp Incorporated and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principals generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Tulsa, Oklahoma
March 24, 2000

                             PETROCORP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                      (in thousands, except share amounts)

                                                              1999      1998
                          ASSETS                            --------  --------
Current assets:
  Cash and cash equivalents................................ $ 12,899  $  7,786
  Accounts receivable, net.................................    4,605     4,569
  Other current assets.....................................      162       326
                                                            --------  --------
    Total current assets...................................   17,666    12,681
                                                            --------  --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method,
   net of accumulated depreciation, depletion and
   amortization............................................   63,998    64,179
  Unproved oil and gas properties, not subject to
   depletion...............................................    6,154     9,151
  Plant and related facilities.............................    3,151     3,768
  Other, net...............................................      403     1,144
                                                            --------  --------
                                                              73,706    78,242
                                                            --------  --------
Deferred income taxes......................................   13,916    12,761
Other assets, net..........................................      107       308
                                                            --------  --------
    Total assets........................................... $105,395  $103,992
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  6,138  $  4,424
  Accrued liabilities......................................    3,609     3,467
  Current portion of long-term debt........................    4,277     2,710
                                                            --------  --------
    Total current liabilities..............................   14,024    10,601
                                                            --------  --------
Long-term debt.............................................   43,410    47,305
                                                            --------  --------
Deferred revenue...........................................                257
                                                            --------  --------
Deferred income taxes......................................    5,598     5,085
                                                            --------  --------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued.................................
  Common stock, $0.01 par value, 25,000,000 shares
   authorized, (8,683,019 shares and 8,656,019 shares
   outstanding at December 31, 1999 and 1998,
   respectively)...........................................       87        87
  Additional paid-in capital...............................   71,380    71,245
  Retained earnings (accumulated deficit)..................  (24,530)  (24,324)
  Accumulated other comprehensive loss.....................   (4,574)   (6,264)
                                                            --------  --------
    Total shareholders' equity.............................   42,363    40,744
                                                            --------  --------
    Total liabilities and shareholders' equity............. $105,395  $103,992
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997

                      (in thousands, except share amounts)

                                                      1999      1998     1997
                                                     -------  --------  -------
Revenues:
  Oil and gas....................................... $25,162  $ 23,621  $33,502
  Plant processing..................................   1,785     1,550    1,420
  Other.............................................     179        36      172
                                                     -------  --------  -------
                                                      27,126    25,207   35,094
                                                     -------  --------  -------
Expenses:
  Production costs..................................   6,733     7,344    7,793
  Depreciation, depletion and amortization..........   9,906    16,568   17,065
  Oil and gas property valuation adjustment.........            33,600
  General and administrative........................   4,311     4,482    4,846
  Restructuring costs...............................   3,643
  Other operating expenses..........................     281       265      367
                                                     -------  --------  -------
                                                      24,874    62,259   30,071
                                                     -------  --------  -------
Income (loss) from operations.......................   2,252   (37,052)   5,023
                                                     -------  --------  -------
Other income (expenses):
  Investment and other income.......................     585     1,151      558
  Interest expense..................................  (3,865)   (3,622)  (3,528)
  Other income (expenses)...........................    (132)       14      (47)
                                                     -------  --------  -------
                                                      (3,412)   (2,457)  (3,017)
                                                     -------  --------  -------
Income (loss) before income taxes...................  (1,160)  (39,509)   2,006
Income tax provision (benefit)......................    (954)  (15,114)     136
                                                     -------  --------  -------
Net income (loss)................................... $  (206) $(24,395) $ 1,870
                                                     =======  ========  =======
Net income (loss) per common share--basic........... $ (0.02) $  (2.82) $  0.22
                                                     =======  ========  =======
Net income (loss) per common share--diluted......... $ (0.02) $  (2.82) $  0.22
                                                     =======  ========  =======
Weighted average number of common shares--basic.....   8,658     8,637    8,586
                                                     =======  ========  =======
Weighted average number of common shares--diluted...   8,658     8,699    8,688
                                                     =======  ========  =======


   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                    Retained    Accumulated
                                       Additional   earnings       other
                         Shares         paid-in   (accumulated comprehensive Treasury
                         issued Amount  capital     deficit)       loss       stock    Total
                         ------ ------ ---------- ------------ ------------- -------- -------
Balance, December 31,
 1996................... 8,616   $86    $71,170     $ (1,799)     $(3,475)    $(317)  $65,665
  Net income............                               1,870                            1,870
  Additional paid-in
   capital..............                    (27)                                          (27)
  Accumulated other
   comprehensive loss...                                           (1,021)             (1,021)
  Treasury stock........                                                         70        70
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1997................... 8,616    86     71,143           71       (4,496)     (247)   66,557
  Net Loss..............                             (24,395)                         (24,395)
  Exercise of stock
   options..............    40     1        102                                           103
  Accumulated other
   comprehensive loss...                                           (1,768)             (1,768)
  Treasury stock........                                                        247       247
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1998................... 8,656    87     71,245      (24,324)      (6,264)       --    40,744
  Net loss..............                                (206)                            (206)
  Exercise of stock
   options..............    27              135                                           135
  Accumulated other
   comprehensive loss...                                            1,690               1,690
                         -----   ---    -------     --------      -------     -----   -------
Balance, December 31,
 1999................... 8,683   $87    $71,380     $(24,530)     $(4,574)    $  --   $42,363
                         =====   ===    =======     ========      =======     =====   =======



   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                 (in thousands)

                                                     1999      1998     1997
                                                    -------  --------  -------
Cash flows from operating activities:
 Net income (loss)................................. $  (206) $(24,395) $ 1,870
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation, depletion and amortization.........   9,906    16,568   17,065
  Deferred income tax provision (benefit)..........    (954)  (15,114)     136
  Oil and gas property valuation adjustment........            33,600
  Other............................................    (112)     (437)    (710)
  Changes in operating assets and liabilities:
   Accounts receivable.............................     (36)    2,039    1,506
   Other current assets............................     164        11      (25)
   Accounts payable................................   1,714    (1,743)     160
   Accrued liabilities.............................     142       122     (224)
                                                    -------  --------  -------
    Net cash provided by operating activities......  10,618    10,651   19,778
                                                    -------  --------  -------
Cash flows from investing activities:
 Proceeds from sale of oil and gas properties......             2,812    1,408
 Additions to oil and gas properties...............  (3,089)  (18,260) (27,425)
 Additions to plant and related facilities.........    (166)     (919)    (285)
 Additions to other property, plant and equipment..               (71)    (125)
 Additions to other assets.........................              (144)    (211)
                                                    -------  --------  -------
    Net cash used in investing activities..........  (3,255)  (16,582) (26,638)
                                                    -------  --------  -------
Cash flows from financing activities:
 Proceeds from long-term debt......................   2,238    14,845   13,244
 Repayment of long-term debt.......................  (4,566)  (10,876)  (5,757)
 Other.............................................     135       350       43
                                                    -------  --------  -------
    Net cash provided by (used in) financing
     activities....................................  (2,193)    4,319    7,530
                                                    -------  --------  -------
Effect of exchange rate changes on cash............     (57)        7     (138)
                                                    -------  --------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   5,113    (1,605)     532
Cash and cash equivalents at beginning of year.....   7,786     9,391    8,859
                                                    -------  --------  -------
Cash and cash equivalents at end of year........... $12,899  $  7,786  $ 9,391
                                                    =======  ========  =======
Supplemental disclosure:
 Interest paid..................................... $ 3,150  $  3,573  $ 2,177
                                                    =======  ========  =======
 Income taxes paid................................. $    --  $     --  $    --
                                                    =======  ========  =======

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

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

  The costs of the Company's oil and gas properties, including estimated future development and dismantlement costs, are depreciated on a country-by-country basis using a composite unit-of-production rate. An additional valuation adjustment is made on a country-by-country basis if net capitalized costs of the Company's oil and gas properties exceed the capitalization ceiling, which is calculated on a quarterly basis as the sum of (1) the present value (10%) of future net revenues from estimated production of proved oil and gas reserves plus (2) the lower of cost or estimated fair value of the unproved properties, less (3) the related income tax effects. At December 31, 1998, the Company's net capitalized costs of its U.S. oil and gas properties exceeded the capitalization ceiling by $21,168,000 resulting in a pre-tax valuation adjustment of $33,600,000. Such valuation adjustment is reflected in the Company's results of operations for the year ended December 31, 1998. There was no valuation adjustment for the years ended December 31, 1999 and 1997.

  Plant and related facilities, consisting principally of a gas processing plant in Alberta, Canada, are being depreciated on a straight-line basis over the remaining estimated useful life. Other property and equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the assets ranging from five to ten years.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


 Revenue Recognition

  Revenues from the sale of petroleum produced are recognized upon the passage of title, net of royalties and net profits royalty interests.

  Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less the Company's share of pro-rata production from certain wells. Based on the Company's average natural gas price of $2.35 per mcf received, the Company estimates its balancing position to be approximately $728,000 (310,000 mcf) on underproduced properties and approximately $666,000 (283,000 mcf) on overproduced properties. When sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 1999 and 1998, the Company included $40,000 (26,000 mcf) and $35,000 (28,000 mcf) respectively, in accrued liabilities with respect to overproduced imbalances.

  Revenues from plant processing are recognized at the time associated natural gas is processed and sold at the plant tailgate. Other revenues include fees associated with the field gathering of third-party natural gas from certain properties in which the Company has an interest and revenues from the sale of sulfur in Canada.

 Accounts Receivable

  Accounts receivable relate primarily to sales of oil and gas and amounts due from joint-interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint-interest agreements. At December 31, 1999 and 1998, the Company's allowance for doubtful accounts receivable, which is reflected in the consolidated balance sheet as a reduction in accounts receivable, totaled $50,000.

 Income Taxes

  The Company utilizes the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

 Foreign Currency Translation

  The "functional currency" for translating the Company's Canadian accounts is the Canadian dollar. Assets and liabilities are translated into the reporting currency at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period. The resulting translation adjustments are accumulated in the other comprehensive loss component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently. For the years ended December 31, 1999, 1998 and 1997, the Company recognized foreign currency losses of $22,000, $2,000 and $36,000, respectively. At December 31, 1999, 1998 and 1997, the exchange rates were ($1 CAN = $U.S.) $0.6924, $0.6535 and $0.6992, respectively, while the average exchange rates during such years were $0.6748, $0.6721 and $0.7201, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


 Cash Equivalents

  For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents are not insured above FDIC limits, which subjects the Company to credit risk.

 Hedging Activities

  To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilized hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of hedged production. At December 31, 1999, 1998 and 1997, the Company had no such hedging or derivative transactions.

 Other

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 for certain companies (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge will be disclosed. Based on the nature of the Company's anticipated use of derivative instruments in 2000, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or financial position.

2. Restructuring

  As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company ("Kaiser-Francis"), under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada. The Management Agreement received shareholder approval on October 28, 1999 and was effective November 1, 1999. The Company also entered into an Interim Agreement with Kaiser-Francis to provide certain services pending receipt of shareholder approval of the Management Agreement. As the Management Agreement was effective November 1, 1999, the Interim Agreement ceased as of October 31, 1999.

  Under the terms of the Management Agreement, Kaiser-Francis is compensated through a service fee, equal to administrative and overhead fees charged under applicable operating agreements plus fixed fees for non-operated properties. Additionally, Kaiser-Francis can earn overriding royalties or working interests in certain circumstances.

  The Company recorded restructuring costs of $3,643,000 during 1999. Included in the costs are employee termination costs of $2,371,000, $807,000 in nonrefundable office lease discontinuance, $363,000 in investment banking and legal costs, and $102,000 in other related costs. Fifty-two employees were terminated in 1999 with one employee terminated in 2000. As of December 31, 1999, $2,161,000 of the restructuring costs are included in accrued liabilities.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


3. Comprehensive Income

  The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment. The Company's comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 are as follows (amounts in thousands):

                                                        Years ended December
                                                                31,
                                                       ------------------------
                                                        1999     1998     1997
                                                       ------  --------  ------
     Net income (loss)................................ $ (206) $(24,395) $1,870
     Foreign currency translation.....................  1,690    (1,768) (1,021)
                                                       ------  --------  ------
     Comprehensive income (loss)...................... $1,484  $(26,163) $  849
                                                       ======  ========  ======

4. Property, Plant and Equipment

  Investments in property, plant and equipment were as follows at December 31, 1999 and 1998 (amounts in thousands):

                                                            1999       1998
                                                          ---------  ---------
     Oil and gas properties:
       Proved............................................ $ 216,991  $ 208,354
       Unproved..........................................     6,154      9,151
                                                          ---------  ---------
                                                            223,145    217,505
     Plant and related facilities........................     9,806      9,094
     Gas gathering facilities............................     1,698      1,698
     Furniture, fixtures and equipment...................        29      1,878
                                                          ---------  ---------
                                                            234,678    230,175
     Less--accumulated depreciation, depletion and
      amortization.......................................  (160,972)  (151,933)
                                                          ---------  ---------
                                                          $  73,706  $  78,242
                                                          =========  =========

  Depreciation, depletion and amortization for all property, plant and equipment for the years ended December 31, 1999, 1998 and 1997 was $9,906,000, $16,406,000 and $16,880,000, respectively. Oil and gas property depreciation, depletion and amortization for the years ended December 31, 1999, 1998 and 1997 was $8,138,000, $14,961,000 and $15,383,000, respectively. Depreciation, depletion and amortization per equivalent Mcf (using a Mcf-to-barrel conversion factor of 6 to 1) for the years ended December 31, 1999, 1998 and 1997 was $0.85, $1.62 and $1.51, respectively, for U.S. operations and $0.50, $0.53 and $0.50, respectively, for Canadian operations. The total composite rates were $0.69, $1.16 and $1.10 for the years ended December 31, 1999, 1998 and 1997, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


5. Long-Term Debt

  The Company's total long-term debt is as follows (amounts in thousands):

                                                                1999     1998
                                                               -------  -------
      Series A & B Senior Notes............................... $17,350  $21,150
      TD Bank Credit Agreement................................  27,000   25,000
      Nonrecourse Note Payable................................   3,337    3,865
      Less: Current portion of long-term debt.................  (4,277)  (2,710)
                                                               -------  -------
        Total long-term debt.................................. $43,410  $47,305
                                                               =======  =======

  Debt maturing in each of the years during the five-year period subsequent to December 31, 1999 is as follows: $4,277,000 in 2000, $12,827,000 in 2001,
$12,527,000 in 2002, $11,406,000 in 2003, and $1,800,000 in 2004.

 Series A and Series B Senior Notes

  On July 29, 1993, the Company entered into the Note Purchase Agreement with subsidiaries of CIGNA Corporation and USF&G Corporation together with certain other insurance companies to refinance existing notes. The final payment of $875,000 on the Series A Note was made in June 1999 to an affiliate.

  The Series B notes are payable in annual installments ranging from $3,250,000 to $1,200,000 with the final payment in June 2008. Interest on the Series B notes is fixed at a rate of 7.55% and is payable semiannually in arrears.

  The Note Purchase Agreement imposes upon the Company certain financial covenants and other restrictive covenants that have the effect of restricting the amount of dividends on the common stock that may be paid by the Company. Also, the Note Purchase Agreement contains provisions that limit the Company's debt levels based on undiscounted and discounted oil and gas reserves using the SEC's rules, including the use of year-end prices held constant over the life of the remaining reserves, and it requires a minimum current ratio and minimum tangible net worth.

 Bank Debt

  On June 26, 1997, the Company entered into a $50 million, five-year revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The facility was amended in June 1998 and July 1999 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1 3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. At December 31, 1999 $3,850,000 was available based on the current borrowing base, as defined, subject to certain limitations.

  The $50 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


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

  In 1999, 1998 and 1997, the Company issued $238,000, $846,000 and $245,000 of additional notes, respectively, as provided under the provisions of the agreements.

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

6. Income Taxes

  The components of income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (amounts in thousands):

                                                     1999      1998     1997
                                                    -------  --------  -------
      United States operations..................... $(4,191) $(40,630) $(1,269)
      Canadian operations..........................   3,031     1,121    3,275
                                                    -------  --------  -------
                                                    $(1,160) $(39,509) $ 2,006
                                                    =======  ========  =======

  The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                     1999      1998     1997
                                                    -------  --------  -------
      Deferred:
        Federal.................................... $(1,090) $(14,348) $  (344)
        State......................................     (65)     (820)     (20)
        Canadian...................................     201        54      500
                                                    -------  --------  -------
                                                    $  (954) $(15,114) $   136
                                                    =======  ========  =======

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


  A reconciliation of the Company's United States income tax provision (benefit) computed by applying the statutory United States federal income tax rate to the Company's income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 is presented in the following table (amounts in thousands):

                                                     1999      1998     1997
                                                    -------  --------  -------
United States federal income taxes (benefit) at
 statutory rate of 35%............................. $  (406) $(13,828) $   702
Increases (reductions) resulting from:
  Canadian earnings not subject to United States
   taxes...........................................  (1,061)     (392)  (1,146)
  Canadian income taxes............................     201        54      500
  State income taxes...............................     (65)     (820)     (20)
  Other............................................     377      (128)     100
                                                    -------  --------  -------
                                                    $  (954) $(15,114) $   136
                                                    =======  ========  =======

  Deferred tax assets and liabilities consist of the following at December 31, 1999 and 1998 (amounts in thousands):

                                                               1999     1998
                                                             --------  -------
Deferred tax assets:
  Net operating loss carryforward--U.S...................... $ 17,786  $14,884
  Net operating loss carryforward--Canada...................    1,708    2,775
                                                             --------  -------
Gross deferred tax asset....................................   19,494   17,659
                                                             --------  -------
Deferred tax liabilities:
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--U.S...............   (3,870)  (2,123)
  Excess of basis in oil and gas properties for financial
   reporting purposes over the tax basis--Canada............   (7,306)  (7,860)
                                                             --------  -------
Gross deferred tax liability................................  (11,176)  (9,983)
                                                             --------  -------
                                                             $  8,318  $ 7,676
                                                             ========  =======

  As of December 31, 1999, the Company has U.S. net operating loss (NOL) carryforwards of $48,070,000 and $45,262,000 for regular tax and alternative minimum tax purposes, respectively. Alternative minimum tax NOL carryforwards begin to expire in 2008 and regular tax NOL carryforwards expire as follows:

      NOL carryforwards expiring in
      -----------------------------
      2001............................................... $   262,000
      2002...............................................     412,000
      2003...............................................     300,000
      2004...............................................     432,000
      2005...............................................     202,000
      Thereafter.........................................  46,462,000
                                                          -----------
                                                          $48,070,000
                                                          ===========

  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, management believes it is more likely

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997

than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Additionally, certain future changes in the Company's shareholders may impose restrictions under Section 382 on the annual utilization of its net operating loss carryforwards.

  The provision for Canadian income taxes differs from the amount of income tax determined by applying the Canadian statutory income tax rate to pretax Canadian income as a result of the following (amounts in thousands):

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
      Tax computed at statutory rate of 44.62%....... $ 1,352  $   500  $ 1,461
      Nondeductible crown royalties..................   1,602      973    1,160
      Resource allowance.............................  (2,666)  (1,342)  (1,948)
      Alberta royalty tax credit.....................     (87)     (77)    (173)
                                                      -------  -------  -------
                                                      $   201  $    54  $   500
                                                      =======  =======  =======

7. Stock Option and Other Employee Benefit Plans

  In 1992, the Company established the 1992 PetroCorp Stock Option Plan (the Option Plan). The Option Plan allows up to 957,357 option shares to be granted and outstanding. The following table summarizes these options:

                                                                      Exercise
                                                           Options     Price
                                                           -------  ------------
      Outstanding at December 31, 1996.................... 870,740  $5.00-$10.00
        Granted...........................................
        Forfeited.........................................
        Exercised.........................................  (5,000)    $5.00
                                                           -------
      Outstanding at December 31, 1997.................... 865,740  $5.00-$10.00
        Granted...........................................
        Forfeited......................................... (81,740)    $10.00
        Exercised......................................... (64,500) $5.00-$6.38
                                                           -------
      Outstanding at December 31, 1998.................... 719,500  $5.00-$10.00
        Granted...........................................
        Forfeited......................................... (20,000)    $6.38
        Exercised......................................... (27,000)    $5.00
                                                           -------
      Outstanding at December 31, 1999.................... 672,500  $5.00-$10.00
                                                           =======

  The weighted average exercise prices for options under the Option Plan outstanding at December 31, 1999, 1998 and 1997 were $8.04, $7.87 and $7.86, respectively.

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

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


  In 1997, the Company established the 1997 PetroCorp Non-Employee Director Stock Option Plan (the Director Option Plan) for the benefit of the Company's Board of Directors. This plan allows up to 75,000 option shares to be granted and outstanding. The following table summarizes these options:

                                                                      Exercise
                                                             Options    Price
                                                             ------- -----------
      Outstanding at December 31, 1996
        Granted............................................. 25,000     $8.63
        Forfeited...........................................
        Exercised...........................................
                                                             ------
      Outstanding at December 31, 1997...................... 25,000     $8.63
        Granted.............................................  6,000     $8.25
        Forfeited...........................................
        Exercised...........................................
                                                             ------
      Outstanding at December 31, 1998...................... 31,000  $8.25-$8.63
        Granted.............................................  6,000     $6.75
        Forfeited...........................................
        Exercised...........................................
                                                             ------
      Outstanding at December 31, 1999...................... 37,000  $6.75-$8.63
                                                             ======

  The Director Options were fully vested at the date of grant.

  Stock options under both plans expire ten years from the date of grant.

  The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value based method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for these stock-based compensation plans. Had compensation cost for the Option Plan and the Director Option Plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's 1999, 1998 and 1997 net income and earnings per share would have been reduced by approximately $17,000, $16,000 and $79,000, or nil, nil and $0.01 per share, respectively. The fair value of the options granted during 1999 is estimated as $27,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 46%, risk-free interest rate of 6.1% and an expected life of ten years.

  Effective January 1, 1993, the Company established a savings plan, which is available to eligible employees and qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions for an amount up to 6% of each employee's salary. The Company's contributions to the plan, which are charged to expense, totaled $198,000, $192,000 and $188,000 in 1999, 1998 and 1997, respectively.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


8. Earnings Per Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented.

                                                                       Per share
                                                       Income   Shares  amount
                                                      --------  ------ ---------
      Year ended December 31, 1999:
       Basic EPS:
        Net loss..................................... $   (206) 8,658   $(0.02)
      Effect of dilutive securities:
        Options......................................              27
                                                      --------  -----   ------
       Diluted EPS:
        Net loss..................................... $   (206) 8,685   $(0.02)
                                                      ========  =====   ======
      Year ended December 31, 1998:
       Basic EPS:
        Net loss..................................... $(24,395) 8,637   $(2.82)
       Effect of dilutive securities:
        Options......................................              62
                                                      --------  -----   ------
       Diluted EPS:
        Net income................................... $(24,395) 8,699   $(2.82)
                                                      ========  =====   ======
      Year ended December 31, 1997:
       Basic EPS:
        Net income................................... $  1,870  8,586   $ 0.22
       Effect of dilutive securities:
        Options......................................             102
                                                      --------  -----   ------
       Diluted EPS:
        Net income................................... $  1,870  8,688   $ 0.22
                                                      ========  =====   ======

  The 1999 and 1998 loss per share and the 1997 net income per share amounts do not include the effect of potentially dilutive securities of 709,500, 750,500 and 445,740, respectively, as the impact on these outstanding options was antidilutive.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


9. Geographic Area Information

  The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (amounts in thousands):

                                      United               General
                                      States      Canada  Corporate     Total
                                     --------     ------- ---------    -------
1999:
  Revenues.......................... $ 15,565     $11,561  $           $27,126
  Income (loss) from operations.....    5,045       5,607   (8,400)(A)   2,252
  Depreciation, depletion and
   amortization.....................    5,746       3,714      446       9,906
  Capital expenditures..............    1,043       2,212                3,255
  Identifiable assets at December
   31...............................   81,264      24,010      121     105,395
1998:
  Revenues.......................... $ 15,911     $ 9,296  $           $25,207
  Income (loss) from operations.....  (35,593)(B)   3,381   (4,840)    (37,052)
  Depreciation, depletion and
   amortization.....................   12,511       3,698      359      16,568
  Capital expenditures..............   11,673       7,653       68      19,394
  Identifiable assets at December
   31...............................   64,408      38,930      654     103,992
1997:
  Revenues.......................... $ 24,068     $11,026  $           $35,094
  Income (loss) from operations.....    4,902       5,748   (5,627)      5,023
  Depreciation, depletion and
   amortization.....................   12,925       3,565      575      17,065
  Capital expenditures..............   20,565       7,172      309      28,046
  Identifiable assets at December
   31...............................   88,132      41,803      989     130,924

--------
(A) Includes $3,643 of restructuring costs.
(B) Includes a $33,600 oil & gas property valuation adjustment.

  The following table reflects purchasers which accounted for more than 10% of the Company's oil and gas revenues:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Pan-Alberta Gas Ltd........................................  18%   23%   21%
      EOTT Energy Operating Limited Partnership..................  11%   10%   26%
      Conoco Inc.................................................        10%
      Engage Energy LP...........................................  17%

  During 1998 and prior, the majority of the Company's Canadian gas was dedicated under long-term contracts to Pan-Alberta Gas Ltd., a major Canadian aggregator. However, as part of a legal settlement effective December 31, 1998, approximately 50% of PetroCorp's dedicated gas volumes have been released from Pan-Alberta contracts. These released volumes are now sold on the spot market at prevailing prices. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


10. Fair Value of Financial Instruments

  The following information discloses the fair value of the Company's financial instruments in accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments" (amounts in thousands):

                                                               Carrying  Fair
                                                                Amount   Value
                                                               -------- -------
      1999:
       Long-term debt:
        Series B, 7.55% senior notes.......................... $17,350  $17,811
      1998:
       Long-term debt:
        Series B, 7.55% senior notes..........................  20,275   26,505
      1997:
       Long-term debt:
        Series B, 7.55% senior notes..........................  23,300   23,772

  The carrying amounts approximate fair value for the Company's cash and cash equivalents, accounts receivable, accounts payable, the Series A, senior adjustable rate notes and bank debt. Due to the nature and terms of the Nonrecourse Notes Payable, the Company believes that it is not practicable to estimate the fair value. The Company estimates the fair value of the Series B, 7.55% senior notes using discounted cash flow analysis based on 115 basis points above year end LIBOR rates.

11. Commitments and Contingencies

  The Company has entered into operating lease agreements with noncancelable terms in excess of one year for office space. Future minimum lease payments are $552,000, $510,000, $479,000 and nil for the years ending December 31, 2000,
2001, 2002 and 2003, respectively. Future minimum sublease income with noncancelable terms in excess of one year for office space are $36,000, $44,000, $29,000 and nil for the years ending December 31, 2000, 2001, 2002 and 2003. There was no sublease income recorded in 1999. Total rental expense for office space for the years ended December 31, 1999, 1998 and 1997 was $583,000, $560,000 and $648,000, respectively. Accrued restructuring costs include $797,000 of office lease discontinuance costs at December 31, 1999.

  There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

12. Related Party Transactions

  The Company has engaged an engineering consulting company to procure certain services and equipment pertaining to its Canadian operations. The consulting company solicits bids from various vendors in order to obtain competitive pricing. During 1999, 1998 and 1997, the consulting company procured $45,000, $236,000 and $148,000 from an equipment supplier partly owned by a director of the Company's Canadian subsidiaries who is a relative of the Company's previous Chief Executive Officer.

                             PETROCORP INCORPORATED

                        December 31, 1999, 1998 and 1997


  The Company is a joint-interest owner in a project operated by Kaiser-Francis Oil Company, a shareholder. During 1999, 1998 and 1997, the Company remitted $95,000, $181,000 and $914,000, respectively, to Kaiser-Francis as payment of the Company's share of the joint operation. During 1999, the Company remitted $339,000 to Kaiser-Francis for management fees and cost reimbursements under the Management Agreement (see Note 2). Amounts payable to Kaiser-Francis at December 31, 1999 and 1998 were $100,000 and $5,000, respectively.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA

                        December 31, 1999, 1998 and 1997

                                  (unaudited)

Costs Incurred in Oil and Gas Producing Activities

  Presented below are costs incurred in petroleum property acquisition, exploration and development activities (amounts in thousands):

                                                           U.S.   Canada  Total
                                                          ------- ------ -------
1999:
 Acquisition of properties:
  Proved properties...................................... $   150 $  230 $   380
  Unproved properties....................................      90      9      99
 Exploration costs.......................................      27    204     231
 Development costs.......................................     776  1,603   2,379
                                                          ------- ------ -------
    Total................................................ $ 1,043 $2,046 $ 3,089
                                                          ======= ====== =======
1998:
 Acquisition of properties:
  Proved properties...................................... $ 4,260 $  595 $ 4,855
  Unproved properties....................................   1,227          1,227
 Exploration costs.......................................   3,168  4,436   7,604
 Development costs.......................................   2,861  1,713   4,574
                                                          ------- ------ -------
    Total................................................ $11,516 $6,744 $18,260
                                                          ======= ====== =======
1997:
 Acquisition of properties:
  Proved properties...................................... $ 9,993 $  954 $10,947
  Unproved properties....................................   1,671    537   2,208
 Exploration Costs.......................................   4,827  3,757   8,584
 Development costs.......................................   4,047  1,639   5,686
                                                          ------- ------ -------
    Total................................................ $20,538 $6,887 $27,425
                                                          ======= ====== =======

  Included in the above amounts for the years ended December 31, 1999, 1998 and 1997 were $1,188,000, $1,811,000 and $1,897,000, respectively, of capitalized internal costs related to property acquisition, exploration and development.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)


Capitalized Costs Related to Oil and Gas Producing Activities

  The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to petroleum producing operations (amounts in thousands):

                                                  U.S.      Canada     Total
                                                ---------  --------  ---------
1999:
  Proved properties............................ $ 171,931  $ 45,060  $ 216,991
  Unproved properties..........................     4,599     1,555      6,154
                                                ---------  --------  ---------
                                                  176,530    46,615    223,145
  Accumulated depreciation, depletion and
   amortization................................  (139,323)  (13,670)  (152,993)
                                                ---------  --------  ---------
                                                $  37,207  $ 32,945  $  70,152
                                                =========  ========  =========
1998:
  Proved properties............................ $ 168,071  $ 40,283  $ 208,354
  Unproved properties..........................     7,417     1,734      9,151
                                                ---------  --------  ---------
                                                  175,488    42,017    217,505
  Accumulated depreciation, depletion and
   amortization................................  (133,914)  (10,261)  (144,175)
                                                ---------  --------  ---------
                                                $  41,574  $ 31,756  $  73,330
                                                =========  ========  =========
1997:
  Proved properties............................ $ 157,370  $ 37,900  $ 195,270
  Unproved properties..........................     7,877     1,715      9,592
                                                ---------  --------  ---------
                                                  165,247    39,615    204,862
  Accumulated depreciation, depletion and
   amortization................................   (88,226)   (8,006)   (96,232)
                                                ---------  --------  ---------
                                                $  77,021  $ 31,609  $ 108,630
                                                =========  ========  =========

  Of the unproved properties capitalized cost at December 31, 1999, approximately $292,000 and $1,627,000 were incurred in 1999 and 1998, respectively. The Company anticipates evaluating these properties during subsequent years.

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)


Results of Operations From Petroleum Producing Activities

  The results of operations from petroleum producing activities, which do not include revenues associated with the production and sale of sulfur, are as follows (amounts in thousands):

                                                      U.S.    Canada   Total
                                                    --------  ------  --------
1999:
  Revenues......................................... $ 15,506  $9,656  $ 25,162
  Production costs.................................   (4,555) (2,178)   (6,733)
  Depreciation, depletion and amortization.........   (5,410) (2,728)   (8,138)
  Income tax benefit (expense).....................   (2,050)   (973)   (3,023)
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $  3,491  $3,777  $  7,268
                                                    ========  ======  ========
1998:
  Revenues......................................... $ 15,911  $7,710  $ 23,621
  Production costs.................................   (5,171) (2,173)   (7,344)
  Depreciation, depletion and amortization.........  (12,105) (2,856)  (14,961)
  Oil and gas property valuation adjustment........  (33,600)          (33,600)
  Income tax benefit (expense).....................   12,937    (134)   12,803
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $(22,028) $2,547  $(19,481)
                                                    ========  ======  ========
1997:
  Revenues......................................... $ 24,068  $9,434  $ 33,502
  Production costs.................................   (6,080) (1,713)   (7,793)
  Depreciation, depletion and amortization.........  (12,589) (2,794)  (15,383)
  Income tax benefit (expense).....................   (1,998)   (739)   (2,737)
                                                    --------  ------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................. $  3,401  $4,188  $  7,589
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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)


  The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1999, 1998 and 1997 and the changes in its proved reserves are as follows:

                                     U.S.          Canada           Total
                                --------------  --------------  --------------
                                  Oil    Gas     Oil     Gas     Oil     Gas
                                (MBbls) (MMcf)  (MBbls) (MMcf)  (MBbls) (MMcf)
                                ------- ------  ------  ------  ------  ------
1999:
 Proved reserves:
  Beginning of year............  2,578  21,970  1,412   57,422  3,990   79,392
  Production...................   (324) (4,421)  (138)  (4,660)  (462)  (9,081)
  Purchase of minerals-in-
   place.......................            148           1,098           1,246
  Extensions and discoveries...                     6    1,066      6    1,066
  Improved recoveries..........    605      91                    605       91
  Sales of minerals-in-place...
  Revision to previous
   estimates...................    402   3,162     40      483    442    3,645
                                 -----  ------  -----   ------  -----   ------
  End of year..................  3,261  20,950  1,320   55,409  4,581   76,359
                                 =====  ======  =====   ======  =====   ======
 Proved developed reserves:
  Beginning of year............  2,499  19,454  1,081   47,460  3,580   66,914
                                 =====  ======  =====   ======  =====   ======
  End of year..................  3,180  18,906  1,187   47,026  4,367   65,932
                                 =====  ======  =====   ======  =====   ======
1998:
 Proved reserves:
  Beginning of year............  3,473  27,279  1,562   60,025  5,035   87,304
  Production...................   (422) (4,932)  (143)  (4,579)  (565)  (9,511)
  Purchase of minerals-in-
   place.......................     22   1,807      4      382     26    2,189
  Extensions and discoveries...     11     694    155    4,613    166    5,307
  Sales of minerals-in-place...    (53)     (3)   (48)  (2,746)  (101)  (2,749)
  Revision to previous
   estimates...................   (453) (2,875)  (118)    (273)  (571)  (3,148)
                                 -----  ------  -----   ------  -----   ------
  End of year..................  2,578  21,970  1,412   57,422  3,990   79,392
                                 =====  ======  =====   ======  =====   ======
Proved developed reserves:
  Beginning of year............  3,385  24,011  1,469   55,204  4,854   79,215
                                 =====  ======  =====   ======  =====   ======
  End of year..................  2,499  19,454  1,081   47,460  3,580   66,914
                                 =====  ======  =====   ======  =====   ======
1997:
 Proved reserves:
  Beginning of year............  4,108  26,620  1,124   54,153  5,232   80,773
  Production...................   (580) (4,853)  (142)  (4,787)  (722)  (9,640)
  Purchase of minerals-in-
   place.......................    228   5,830     21      408    249    6,238
  Extensions and discoveries...     72   1,553    248   12,795    320   14,348
  Sales of minerals-in-place...                   (19)    (840)   (19)    (840)
  Revision to previous
   estimates...................   (355) (1,871)   330   (1,704)   (25)  (3,575)
                                 -----  ------  -----   ------  -----   ------
  End of year..................  3,473  27,279  1,562   60,025  5,035   87,304
                                 =====  ======  =====   ======  =====   ======
Proved developed reserves:
  Beginning of year............  2,414  22,517    941   46,125  3,355   68,642
                                 =====  ======  =====   ======  =====   ======
  End of year..................  3,385  24,011  1,469   55,204  4,854   79,215
                                 =====  ======  =====   ======  =====   ======

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

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

  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

                                                       U.S.    Canada   Total
                                                     -------- -------- --------
1999:
 Future gross revenues.............................. $128,792 $129,892 $258,684
 Less--future costs:
  Production........................................   35,640   23,544   59,184
  Development and dismantlement.....................    1,799    3,530    5,329
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   91,353  102,818  194,171
 Less--10% annual discount for estimated timing of
  cash flows........................................   30,671   44,753   75,424
                                                     -------- -------- --------
 Present value of future net cash flows before
  income tax........................................   60,682   58,065  118,747
 Less--present value of future income taxes.........    4,276   20,711   24,987
                                                     -------- -------- --------
 Standardized measure of discounted future net cash
  flows............................................. $ 56,406 $ 37,354 $ 93,760
                                                     ======== ======== ========
1998:
 Future gross revenues.............................. $ 73,407 $107,803 $181,210
 Less--future costs:
  Production........................................   27,841   17,501   45,342
  Development and dismantlement.....................    2,094    3,719    5,813
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   43,472   86,583  130,055
 Less--10% annual discount for estimated timing of
  cash flows........................................   12,508   39,535   52,043
                                                     -------- -------- --------
 Present value of future net cash flows before
  income tax........................................   30,964   47,048   78,012
 Less--present value of future income taxes.........            16,470   16,470
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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)

                                                       U.S.    Canada   Total
                                                     -------- -------- --------
1997:
 Future gross revenues.............................. $131,220 $112,021 $243,241
 Less--future costs:
  Production........................................   28,274   36,584   64,858
  Development and dismantlement.....................    3,519    3,735    7,254
                                                     -------- -------- --------
 Future net cash flows before income taxes..........   99,427   71,702  171,129
 Less--10% annual discount for estimated timing of
  cash flows........................................   30,800   29,517   60,317
                                                     -------- -------- --------
 Present value of future net cash flows before
  income tax........................................   68,627   42,185  110,812
 Less--present value of future income taxes.........    7,388   11,137   18,525
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

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)


  The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

                                                     U.S.    Canada    Total
                                                   --------  -------  --------
1999:
  Standardized measure--beginning of period....... $ 30,964  $30,578  $ 61,542
  Sales of oil and gas produced, net of production
   costs..........................................  (10,950)  (7,479)  (18,429)
  Purchases of minerals-in-place..................      187    1,491     1,678
  Extensions, discoveries and improved recovery...    3,198    1,100     4,298
  Sales of minerals-in-place......................
  Net changes in prices and productions costs.....   27,195   11,517    38,712
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................      456      805     1,261
  Revisions to previous quantity estimates........   14,144    1,672    15,816
  Accretion of discount...........................    3,096    4,706     7,802
  Changes in timing of production and other.......   (7,608)  (2,795)  (10,403)
  Net changes in income taxes.....................   (4,276)  (4,241)   (8,517)
                                                   --------  -------  --------
  Standardized measure--end of period............. $ 56,406  $37,354  $ 93,760
                                                   ========  =======  ========
1998:
  Standardized measure--beginning of period....... $ 61,239  $31,048  $ 92,287
  Sales of oil and gas produced, net of production
   costs..........................................  (10,740)  (5,537)  (16,277)
  Purchases of minerals-in-place..................    2,547      437     2,984
  Extensions and discoveries......................      609    2,833     3,442
  Sales of minerals-in-place......................     (266)  (1,432)   (1,698)
  Net changes in prices and productions costs.....  (29,854)  11,599   (18,255)
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................    1,870      714     2,584
  Revisions to previous quantity estimates........   (4,790)  (1,191)   (5,981)
  Accretion of discount...........................    6,863    4,219    11,082
  Changes in timing of production and other.......   (4,378)  (6,622)  (11,000)
  Net changes in income taxes.....................    7,864   (5,490)    2,374
                                                   --------  -------  --------
  Standardized measure--end of period............. $ 30,964  $30,578  $ 61,542
                                                   ========  =======  ========
1997:
  Standardized measure--beginning of period....... $ 79,969  $51,410  $131,379
  Sales of oil and gas produced, net of production
   costs..........................................  (17,988)  (7,721)  (25,709)
  Purchases of minerals-in-place..................   14,138      382    14,520
  Extensions and discoveries......................    2,371    7,296     9,667
  Sales of minerals-in-place......................              (582)     (582)
  Net changes in prices and productions costs.....  (35,621) (35,279)  (70,900)
  Development costs incurred and changes in
   estimated future development and dismantlement
   costs..........................................    2,086    1,367     3,453
  Revisions to previous quantity estimates........   (5,479)     175    (5,304)
  Accretion of discount...........................   10,315    7,361    17,676
  Changes in timing of production and other.......   (5,052)  (4,775)   (9,827)
  Net changes in income taxes.....................   16,500   11,414    27,914
                                                   --------  -------  --------
  Standardized measure--end of period............. $ 61,239  $31,048  $ 92,287
                                                   ========  =======  ========

                             PETROCORP INCORPORATED

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
          OIL AND GAS RESERVES AND RELATED FINANCIAL DATA--(Continued)

                        December 31, 1999, 1998 and 1997

                                  (unaudited)


  The standardized measure amounts are based on current prices at each year end and reflect overall weighted average prices of:

                                                             U.S.  Canada Total
                                                            ------ ------ ------
1999:
  Oil (per BBL)............................................ $24.40 $22.84 $23.95
  Gas (per Mcf)............................................   2.35   1.80   1.95

1998:
  Oil (per BBL)............................................ $10.15 $ 8.63 $ 9.63
  Gas (per Mcf)............................................   2.15   1.66   1.80

1997:
  Oil (per BBL)............................................ $17.31 $15.18 $16.65
  Gas (per Mcf)............................................   2.61   1.46   1.84

  Information relating to sulfur in Canada which has not been included in the standardized measure is summarized as follows:

                                                     1999      1998      1997
                                                  ---------- -------- ----------
Revenues for year ended December 31.............  $  120,000 $ 55,000 $  183,000
Production (long tons) for the year ended
 December 31....................................      15,000   15,000     15,546
Estimated proved reserves (long tons) as of
 December 31....................................     202,000  221,000    202,000
Present value (10%), before income taxes, of
 future net revenues............................   1,630,000  468,000  1,080,000
Price per long ton, net of transportation costs,
 used to determine future revenues at December
 31.............................................  $    14.28 $   3.90 $     9.36

                      Summarized Quarterly Financial Data

                                  (unaudited)
                 (amounts in thousands, except per share data)

                                   First   Second    Third    Fourth
                                  quarter  quarter  quarter  quarter     Year
                                  -------  -------  -------  --------  --------
Year ended December 31, 1999:
  Revenues....................... $ 5,405  $ 6,460  $7,728   $  7,533  $ 27,126
  Gross profit(1)................   1,038    2,094   3,223      3,851    10,206
  Income from operations.........  (1,106)   1,273      (3)     2,088     2,252
  Net income (loss)..............  (1,121)     483    (370)       802      (206)
  Net income (loss) per share--
   basic......................... $ (0.13) $  0.06  $(0.04)  $   0.09  $  (0.02)
Year ended December 31, 1998:
  Revenues....................... $ 6,506  $ 6,086  $6,173   $  6,442  $ 25,207
  Gross profit(1)................     728      157      20    (33,475)  (32,570)
  Income from operations.........    (405)    (998) (1,106)   (34,498)  (37,007)
  Net loss.......................    (636)  (1,029)   (764)   (21,966)  (24,395)
  Net loss per share--basic...... $ (0.07) $ (0.12) $(0.09)  $  (2.54) $  (2.82)

--------
(1) Revenues less operating expenses other than general and administrative.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PetroCorp Incorporated
                                          (Registrant)

                                                 /s/ Gary R. Christopher
                                          By:__________________________________
                                                   Gary R. Christopher
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gary R. Christopher           President, Chief Executive   March 29, 2000
______________________________________  Officer (Principal
         Gary R. Christopher            Executive Officer) and
                                        Director

       /s/ Steven R. Berlin            Vice President--Finance,     March 29, 2000
______________________________________  Secretary & Treasurer
           Steven R. Berlin             (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

        /s/ Steven E. Amos             Controller                   March 29, 2000
______________________________________
            Steven E. Amos

      /s/ Lealon L. Sargent            Chairman of the Board of     March 29, 2000
______________________________________  Directors
          Lealon L. Sargent

      /s/ Thomas N. Amonett            Director                     March 29, 2000
______________________________________
          Thomas N. Amonett

       /s/ G. Jay Erbe, Jr.            Director                     March 29, 2000
______________________________________
           G. Jay Erbe, Jr.

        /s/ W. Neil McBean             Director                     March 29, 2000
______________________________________
            W. Neil McBean

      /s/ Stephen M. McGrath           Director                     March 29, 2000
______________________________________
          Steven M. McGrath

       /s/ Robert C. Thomas            Director                     March 29, 2000
______________________________________
           Robert C. Thomas

                                 EXHIBIT INDEX

 No.                    Item
 ---                    ----
 21   --List of material subsidiaries
 23.1 --Consent of PricewaterhouseCoopers LLP
 23.2 --Consent of Huddleston & Co., Inc.
 27   --Financial Data Schedule