Form 10-Q
period 2000-03-31
PETROCORP INC
filed 2000-05-11
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the Transition period _________________ to _________________

                         Commission File Number 0-22650

                             PETROCORP INCORPORATED
             (Exact name of registrant as specified in its charter)


            Texas                                        76-0380430
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         6733 South Yale                                     74136
         Tulsa, Oklahoma                                  (Zip Code)
(Address of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: (918) 491-4500

                                 Not Applicable
     _____________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]   No [_]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 2000:


 Common Stock, $.01 per value                            8,683,019
 ----------------------------                            ---------
    (Title of Class)                          (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                     INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
     Consolidated Balance Sheets at March 31, 2000 and December 31, 1999                                          1
     Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999                     2
     Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999                     3
     Notes to Consolidated Financial Statements                                                                   4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                               9

PART II.  OTHER INFORMATION                                                                                      10

SIGNATURES                                                                                                       11

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                             PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2000            1999
                                                                                  -----------    ------------
                                   ASSETS                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                      $ 12,984       $ 12,899
     Accounts receivable, net                                                          5,118          4,605
     Other current assets                                                                129            162
                                                                                    --------       --------
          Total current assets                                                        18,231         17,666
                                                                                    --------       --------
Property, plant and equipment:
     Proved oil and gas properties, at cost, full cost method, net
       of accumulated depreciation, depletion and amortization                        64,630         63,998
     Unproved oil and gas properties, not subject to depletion                         6,353          6,154
     Plant and related facilities, net                                                 2,978          3,151
     Other, net                                                                          313            403
                                                                                    --------       --------
                                                                                      74,274         73,706
                                                                                    --------       --------
Deferred income taxes                                                                 13,549         13,916
Other assets, net                                                                         96            107
                                                                                    --------       --------
               Total assets                                                         $106,150       $105,395
                                                                                    ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $  5,398       $  6,138
     Accrued liabilities                                                               3,244          3,609
     Current portion of long-term debt                                                 4,273          4,277
                                                                                    --------       --------
          Total current liabilities                                                   12,915         14,024
                                                                                    --------       --------
Long-term debt                                                                        43,216         43,410
                                                                                    --------       --------
Deferred income taxes                                                                  6,260          5,598
                                                                                    --------       --------
Shareholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 25,000,000 shares authorized,
       8,683,019 shares outstanding as of March 31, 2000
       and December 31, 1999                                                              87             87
     Additional paid-in capital                                                       71,380         71,380
     Accumulated deficit                                                             (23,020)       (24,530)
     Accumulated other comprehensive loss                                             (4,688)        (4,574)
                                                                                    --------       --------
          Total shareholders' equity                                                  43,759         42,363
                                                                                    --------       --------
               Total liabilities and shareholders' equity                           $106,150       $105,395
                                                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                            For the three months
                                                               ended March 31,
                                                          ------------------------
                                                           2000             1999
                                                          -------          -------
REVENUES:
  Oil and gas                                             $ 7,145          $ 4,941
  Plant processing                                            472              454
  Other                                                       125               10
                                                          -------          -------
                                                            7,742            5,405
                                                          -------          -------
EXPENSES:
  Production costs                                          1,666            1,611
  Depreciation, depletion and amortization                  2,185            2,693
  General and administrative                                  384            1,054
  Restructuring costs                                           -            1,090
  Other operating expenses                                    113               63
                                                          -------          -------
                                                            4,348            6,511
                                                          -------          -------
INCOME (LOSS) FROM OPERATIONS                               3,394           (1,106)
                                                          -------          -------
OTHER INCOME (EXPENSES):
  Investment and other income                                 193               88
  Interest expense                                         (1,026)            (935)
  Other income (expenses)                                       -               (1)
                                                          -------          -------
                                                             (833)            (848)
                                                          -------          -------
INCOME (LOSS) BEFORE INCOME TAXES                           2,561           (1,954)
Income tax provision (benefit)                              1,051             (833)
                                                          -------          -------
NET INCOME (LOSS)                                         $ 1,510          $(1,121)
                                                          =======          =======
Net income (loss) per common share - basic                $  0.17          $ (0.13)
                                                          =======          =======
Net income (loss) per common share - diluted              $  0.17          $ (0.13)
                                                          =======          =======
Weighted average number of common shares - basic            8,683            8,656
                                                          =======          =======
Weighted average number of common shares - diluted          8,707            8,667
                                                          =======          =======

The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                       For the three months
                                                                          ended March 31,
                                                                     ------------------------
                                                                      2000             1999
                                                                     -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 1,510          $(1,121)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation, depletion and amortization                           2,185            2,693
    Deferred income tax expense (benefit)                              1,051             (833)
    Other                                                                  5              (85)
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (513)             922
    Other current assets                                                  33               11
    Accounts payable                                                    (740)          (1,019)
    Accrued liabilities                                               (1,245)            (951)
                                                                     -------          -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              2,286             (383)
                                                                     -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                 (1,900)            (345)
  Additions to plant and related facilities                             (101)             (37)
  Additions to other property, plant and equipment                         -               (5)
  Additions to other assets                                                -              (81)
                                                                     -------          -------
      NET CASH USED IN INVESTING ACTIVITIES                           (2,001)            (468)
                                                                     -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                            58              132
  Repayment of long-term debt                                           (256)            (231)
                                                                     -------          -------
      NET CASH USED IN FINANCING ACTIVITIES                             (198)             (99)
                                                                     -------          -------
Effect of exchange rate changes on cash                                   (2)              19
                                                                     -------          -------
Net increase (decrease) in cash and cash equivalents                      85             (931)
Cash and cash equivalents at beginning of period                      12,899            7,786
                                                                     -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $12,984          $ 6,855
                                                                     =======          =======

The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

  Fifty-two employees were terminated in 1999 with one employee terminated in 2000. Several employees elected to defer receipt of their termination benefits until 2000. The following table shows the change in accrued restructuring costs:

                                                             Balance at         Expenditures        Balance at
                                                             December 31,      charged against       March 31,
                                                                1999               accrual             2000
                                                             ------------      ---------------      ----------
Employee termination costs                                     $1,341,000          $1,177,000         $164,000
Office lease discontinuance and other related costs               820,000              94,000          726,000
                                                               ----------          ----------         --------
                                                               $2,161,000          $1,271,000         $890,000
                                                               ==========          ==========         ========

NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

  The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement establishes new requirements for reporting comprehensive income or loss and the components which include the Company's foreign currency translation. Adoption of this statement has no impact on the Company's net income(loss) as presented on the accompanying consolidated statement of operations. The Company's comprehensive income(loss) for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                    For the three
                                                    months ended
                                                      March 31,
                                               -----------------------
                                                 2000            1999
                                               ------          -------
Net income (loss)                              $1,510          $(1,121)
Foreign currency translation gain (loss)         (114)             393
                                               ------          -------
Comprehensive income (loss)                    $1,396          $  (728)
                                               ======          =======

NOTE 4 - EARNINGS PER SHARE:

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):



                                                                 PER SHARE
                                           INCOME      SHARES      AMOUNT
                                           ------      ------      ------
Quarter ended March 31, 2000
  Basic EPS:
       Net income                          $ 1,510      8,683      $ 0.17
  Effect of dilutive securities:
       Options                                   -         24           -
                                           -------      -----      ------
  Diluted EPS:
       Net income                          $ 1,510      8,707      $ 0.17
                                           =======      =====      ======
Quarter ended March 31, 1999
  Basic EPS:
       Net loss                            $(1,121)     8,656      $(0.13)
  Effect of dilutive securities:
       Options                                   -         11           -
                                           -------      -----      ------
  Diluted EPS:
       Net loss                            $(1,121)     8,667      $(0.13)
                                           =======      =====      ======

    The 2000 net income per share and the 1999 net loss per share amounts do not include the effect of potentially dilutive securities of 561,000 and 750,500, as the impact on these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

    In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of March 31, 2000, would result in the company receiving $18,000. No hedge transactions were in place in 1999.

NOTE 6 - GEOGRAPHIC AREA INFORMATION

    The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):



                                    UNITED                      GENERAL
                                    STATES        CANADA       CORPORATE          TOTAL
                                    ------       -------       ---------          -----
2000 - 1st Quarter:
  Revenues                          $ 4,600      $ 3,142       $       -        $  7,742

  Income (loss) from operations         946          947            (383)          1,510

  Identifiable assets at March 31    60,321       45,725             104         106,150

1999 - 1st Quarter:
  Revenues                          $ 3,150      $ 2,255       $       -        $  5,405

  Income (loss) from operations         288          735          (2,144)(A)      (1,121)

  Identifiable assets at March 31    61,313       39,136             746         101,195


(A)  Includes $1,089 of restructuring costs.

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

    The following table reflects certain operating data for the periods presented:

                                                 For the
                                              three  months
                                             ended March 31,
                                            ------------------
                                             2000        1999
                                            ------      ------
PRODUCTION:
  United States
     Oil (MBbls)                                82          88
     Gas (MMcf)                                937       1,236
     Total gas equivalents (MMcfe)           1,429       1,764
  Canada:
     Oil (MBbls)                                31          33
     Gas (MMcf)                                990       1,079
     Total gas equivalents (MMcfe)           1,176       1,277
  Total:
     Oil (MBbls)                               113         121
     Gas (MMcf)                              1,927       2,315
     Total gas equivalents (MMcfe)           2,605       3,041
AVERAGE SALES PRICES:
  United States:
     Oil (per Bbl)                          $27.51      $11.01
     Gas (per Mcf)                            2.47        1.76
  Canada:
     Oil (per Bbl)                           26.56       10.99
     Gas (per Mcf)                            1.77        1.32
  Weighted average:
     Oil (per Bbl)                           27.25       11.00
     Gas (per Mcf)                            2.11        1.56
SELECTED DATA PER MCFE:
  Average sales price                       $ 2.74      $ 1.62
  Production costs                            0.64        0.53
  General and administrative expenses         0.15        0.35
  Oil and gas depreciation, depletion and
   amortization                               0.70        0.76

RESULTS OF OPERATIONS

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Overview.   The Company recorded a first quarter 2000 net income of
$1,510,000, or $0.17 per share. This compares to a net loss of $1,121,000 or $0.13 per share recorded in the first quarter of 1999. This improvement results from higher oil and gas prices and lower general and administrative and depreciation, depletion, and amortization expenses. The Company recorded a $1.1 million ($682,000 after-tax) restructuring charge in the first quarter of 1999. Net cash provided by operating activities was $2.3 million for the quarter ended March 31, 2000 compared to net cash used of $0.4 million for the corresponding quarter of 1999.

  Revenues. Total revenues increased 43% to $7.7 million in the first quarter of 2000 compared to $5.4 million in the first quarter of 1999, primarily due to commodity price increases. The Company's natural gas production decreased 17% to 1,927 MMcf from 2,315 MMcf and oil production declined 7% to 113 MBbls from 121 MBbls, resulting in the Company's overall equivalent production declining 14% to 2,605 MMcfe from 3,041 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with temporary reductions due to workover and facility related downtime, as well as the shut down for repairs, in March 2000, of the Minehead 8-13 well in Canada. The decrease in oil production reflects normal production declines.

  The Company's composite average oil price increased 148% to $27.25 per barrel in the first quarter of 2000 from $11.00 per barrel in the first quarter of 1999. The Company's average U.S. natural gas price increased 40% to $2.47 per Mcf in the first quarter of 2000 from $1.76 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 34% to $1.77 per Mcf in the first quarter of 2000 from $1.32 per Mcf for 1999. The significant increase in prices, partially offset by the decline in production volumes, resulted in a 45% increase in oil and gas revenues to $7.1 million in the first quarter of 2000 from $4.9 million in the prior year quarter.

  Production Costs. Production costs increased 3% to $1.7 million in the first quarter of 2000 as a result of workover operations for repairs and to enhance production. Production costs per Mcfe increased 21% to $0.64 per Mcfe in the first quarter of 2000 from $0.53 in the same quarter of 1999. Approximately $.10 per Mcfe of increased costs are due to workover operations.

  Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 19% to $2.2 million in the first quarter of 2000 from $2.7 million in the first quarter of 1999. The decrease reflects the impact of higher U.S. oil and gas reserves due to price increases and field extensions. The composite oil and gas DD&A rate decreased 8% to $0.70 per Mcfe from $0.76 per Mcfe.

  General and Administrative Expenses. General and administrative expenses decreased 64% to $0.4 million in the first quarter of 2000 from $1.1 million in the first quarter of 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis. See Note 2 to the consolidated financial statements.

  Restructuring Costs. The Company recorded a $1.1 million restructuring charge in the first quarter of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. See Note 2 to the consolidated financial statements.

  Investment and Other Income. Investment and other income increased 119% to $193,000 in the first quarter of 2000 from $88,000 in the first quarter of 1999.

  Interest Expense. Interest expense increased 9% to $1,026,000 in the first quarter of 2000 from $935,000 in the prior year quarter, reflecting the impact of rate increases, as described in the Liquidity and Capital Resources section.

  Income Taxes. The Company recorded a $1,051,000 income tax expense with an effective tax rate of 41% on a pre-tax income of $2.6 million in the first quarter of 2000. This compares to an income tax benefit of $833,000 with an effective tax rate of 43% on a pre-tax loss of $2.0 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of March 31, 2000, the Company had working capital of $5.3 million as compared to $3.6 million at December 31, 1999. Net cash provided by operating activities was $2.3 million for the quarter ended March 31, 2000 compared to net cash used of $0.4 million for the corresponding quarter of 1999.

  The Company's total capital expenditures, including capitalized internal costs for 1999, were $2.0 million and $468,000 for the quarters ended March 31, 2000 and 1999, respectively, primarily related to exploration and development.

  No sales of non-strategic oil and gas properties occurred in the first quarter of either 2000 or 1999.

  In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. At March 31, 2000, the Company had a total of $27.0 million outstanding under the revolver and $3,850,000 available based on the current borrowing base, as defined, subject to certain limitations. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1-3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. The Company's average interest rate under this facility was approximately 8.4% during the first quarter of 2000, verses 6.4% during the first quarter of 1999.

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

 Commodity Price Risk

  The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of March 31, 2000, would result in the company receiving $18,000. No hedge transactions were in place in 1999.

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



                                   PETROCORP INCORPORATED
                                   ----------------------
                                   (Registrant)



Date:  May 11, 2000                    /s/ STEVEN R. BERLIN
                                       --------------------------
                                       Steven R. Berlin
                                       Chief Financial Officer and Secretary
                                       (On behalf of the Registrant and as the
                                       Principal Financial Officer)