Form 10-Q
period 2000-06-30
PETROCORP INC
filed 2000-08-11
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

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


                            Yes  X       No
                               -----       -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 2000:


        Common Stock, $.01 per value                        8,693,019
        ----------------------------                        ---------
              (Title of Class)                    (Number of Shares Outstanding)

                             PETROCORP INCORPORATED


                                     INDEX
                                     -----

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                                          1
   Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999             2
   Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                       3
   Notes to Consolidated Financial Statements                                                                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           12

PART II.  OTHER INFORMATION                                                                                   13

SIGNATURES                                                                                                    15


Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss the Company's expected future results based on current and pending business operations. The Company is making these forward-looking statements in reliance on the safe harbor protections provided under the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Important risk factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company would include, but in no way be limited by, the Company's ability to obtain agreements with co-venturers, partners and governments; it ability to engage drilling, construction and other contractors; its ability to obtain economical and timely financing; geological, land, sea or weather conditions; world prices for oil, natural gas and natural gas liquids, adequate and reliable transportation systems; and foreign and United State laws, including tax laws. Additional information about issues that could lead to material changes in performance is contained in the Company's Form 10-K.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         2000          1999
                                                                       --------     -----------
                                ASSETS
                                ------
Current assets:
   Cash and cash equivalents                                            $  8,186        $ 12,899
   Accounts receivable, net                                                6,126           4,605
   Other current assets                                                      129             162
                                                                        --------        --------
   Total current assets                                                   14,441          17,666
                                                                        --------        --------
Property, plant and equipment:
   Proved oil and gas properties, at cost, full cost method, net
     of accumulated depreciation, depletion and amortization              63,707          63,998
   Unproved oil and gas properties, not subject to depletion               6,721           6,154
   Plant and related facilities, net                                       2,959           3,151
   Other, net                                                                221             403
                                                                        --------        --------
                                                                          73,608          73,706
                                                                        --------        --------
Deferred income taxes                                                     13,065          13,916
Other assets, net                                                              -             107
                                                                        --------        --------
   Total assets                                                         $101,114        $105,395
                                                                        ========        ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  6,821        $  6,138
   Accrued liabilities                                                     2,624           3,609
   Income tax payable                                                      1,419               -
   Current portion of long-term debt                                       1,002           4,277
                                                                        --------        --------
   Total current liabilities                                              11,866          14,024
                                                                        --------        --------
Long-term debt                                                            37,916          43,410
                                                                        --------        --------
Deferred income taxes                                                      5,734           5,598
                                                                        --------        --------
Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     8,693,019 shares outstanding as of June 30, 2000
     and December 31, 1999                                                    87              87
   Additional paid-in capital                                             71,546          71,380
   Accumulated deficit                                                   (20,690)        (24,530)
   Accumulated other comprehensive loss                                   (5,345)         (4,574)
                                                                        --------        --------
   Total shareholders' equity                                             45,598          42,363
                                                                        --------        --------
   Total liabilities and shareholders' equity                           $101,114        $105,395
                                                                        ========        ========

  The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                     For the three       For the six months
                                                                        months                 months
                                                                    ended June 30,         ended June 30,
                                                                  ----------------       --------------------
                                                                    2000     1999          2000        1999
                                                                   ------   ------       -------      -------
REVENUES:
   Oil and gas                                                     $8,746     $5,964     $15,891      $10,905
   Plant processing                                                   386        452         858          906
   Other                                                               71         44         154           54
                                                                   ------     ------     -------      -------
                                                                    9,203      6,460      16,903       11,865
                                                                   ------     ------     -------      -------
EXPENSES:
   Production costs                                                 2,124      1,502       3,748        3,113
   Depreciation, depletion and amortization                         2,089      2,774       4,274        5,467
   General and administrative                                         577        821         961        1,875
   Restructuring costs (NOTE 2)                                      (500)         -        (500)       1,090
   Other operating expenses                                            73         90         186          153
                                                                   ------     ------     -------      -------
                                                                    4,363      5,187       8,669       11,698
                                                                   ------     ------     -------      -------
INCOME (LOSS) FROM OPERATIONS                                       4,840      1,273       8,234          167
                                                                   ------     ------     -------      -------
OTHER INCOME (EXPENSES):
   Investment income                                                  184         79         377          167
   Interest expense                                                  (992)      (924)     (2,018)      (1,859)
   Other income (expenses)                                            188          -         188           (1)
                                                                   ------     ------     -------      -------
                                                                     (620)      (845)     (1,453)      (1,693)
                                                                   ------     ------     -------      -------
INCOME (LOSS) BEFORE INCOME TAXES                                   4,220        428       6,781       (1,526)
                                                                   ------     ------     -------      -------
Income tax provision (benefit):
   Current                                                          1,432          -       1,432            -
   Deferred                                                           216        (55)      1,267         (888)
                                                                   ------     ------     -------      -------
                                                                    1,648        (55)      2,699         (888)
                                                                   ------     ------     -------      -------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         2,572        483       4,082         (638)

Extraordinary item - extinguishment of debt (less applicable
 taxes of $143,000)                                                   242          -         242            -
                                                                   ------     ------     -------      -------

NET INCOME (LOSS)                                                  $2,330     $  483     $ 3,840      $  (638)
                                                                   ======     ======     =======      =======

Net income (loss) per common share - basic:
   Income (loss) before extraordinary item                         $ 0.30     $ 0.06     $  0.47       $(0.07)
   Extraordinary item                                               (0.03)         -       (0.03)           -
                                                                   ------     ------     -------      -------
   Net income (loss)                                               $ 0.27     $ 0.06     $  0.44       $(0.07)
                                                                   ======     ======     =======      =======

Net income (loss) per common share - diluted:
   Income (loss) before extraordinary item                         $ 0.30     $ 0.06     $  0.47       $(0.07)
   Extraordinary item                                               (0.03)         -       (0.03)           -
                                                                   ------     ------     -------      -------
   Net income (loss)                                               $ 0.27     $ 0.06     $  0.44       $(0.07)
                                                                   ======     ======     =======      =======

Weighted average number of common shares - basic                    8,686      8,656       8,685        8,656
                                                                   ======     ======     =======      =======

Weighted average number of common shares - diluted                  8,733      8,667       8,721        8,667
                                                                   ======     ======     =======      =======

  The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               For the six months
                                                                 ended June 30,
                                                             ----------------------
                                                                 2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $   3,840    $  (638)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation, depletion and amortization                    4,274      5,467
      Deferred income tax expense (benefit)                       1,267       (888)
      Other                                                         187       (177)
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,521)       940
      Other current assets                                           33        (51)
      Accounts payable                                              683       (564)
      Accrued liabilities                                        (2,242)    (1,809)
      Income tax payable                                          1,419          -
                                                               --------    -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       7,940      2,280
                                                               --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                           (3,383)    (1,228)
   Additions to plant and related facilities                       (408)       (62)
   Additions to other property, plant and equipment                   -        (13)
   Additions to other assets                                          -       (156)
                                                               --------    -------
        NET CASH USED IN INVESTING ACTIVITIES                    (3,791)    (1,459)
                                                               --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                   9,169      2,170
   Repayment of long-term debt                                  (17,861)    (2,525)
   Other                                                             64          -
                                                               --------    -------
        NET CASH USED IN FINANCING ACTIVITIES                    (8,628)      (355)
                                                               --------    -------
Effect of exchange rate changes on cash                            (234)        78
                                                               --------    -------
Net increase (decrease) in cash and cash equivalents             (4,713)       544
Cash and cash equivalents at beginning of period                 12,899      7,786
                                                               --------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   8,186    $ 8,330
                                                              =========    =======

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

  As a result of the restructuring, fifty-two employees were terminated in 1999 with one employee terminated in 2000. Several employees elected to defer receipt of their termination benefits until 2000. The Houston, Oklahoma City and Calgary offices were closed but the Company was still liable under the lease agreements. In the second quarter, the Company was able to find a replacement lessee for some of the idle office space earlier than anticipated. The following table shows the change in accrued restructuring costs:

                                                      Expenditures
                                        Balance at      charged                      Balance at
                                        December 31,    against        Changes in    June 30,
                                           1999         accrual        estimates       2000
                                        ------------  ------------     ----------    ----------
Employee termination costs                $1,341,000    $1,308,000     $       -     $ 33,000
Office lease discontinuance and other
 related costs                               820,000        94,000      (500,000)     133,000
                                          -----------   ----------     ---------     --------
                                          $2,161,000    $1,402,000     $(500,000)    $166,000
                                          ==========    ==========     =========     ========

NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

  The Company's comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                For the three          For the six
                                                 months ended          months ended
                                                   June 30,              June 30,
                                               -----------------    -----------------
                                                2000       1999      2000       1999
                                               ------     ------    ------     ------

Net income (loss)                              $2,330     $  483    $3,840     $ (638)
Foreign currency translation gain (loss)         (657)       697      (771)     1,090
                                               ------     ------    ------     ------
Comprehensive income (loss)                    $1,673     $1,180    $3,069     $  452
                                               ======     ======    ======     ======


NOTE 4 - EARNINGS PER SHARE:

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

THREE MONTHS ENDED JUNE 30,                                        PER SHARE AMOUNTS
                                                         ----------------------------------------
                                                           NET INCOME
                                   NET                   (LOSS) BEFORE                      NET
                                  INCOME                 EXTRAORDINARY    EXTRAORDINARY    INCOME
                                 (LOSS)     SHARES           ITEM             LOSS         (LOSS)
                                 ------     ------       -------------    -------------  --------
2000
 Basic EPS:
  Net income (a)                  $2,330     8,686           $0.30          $(0.03)        $0.27
 Effect of dilutive securities:
  Options                              -        47               -               -             -
                                  ------     -----           -----          ------         -----
 Diluted EPS:
  Net income                      $2,330     8,733           $0.30          $(0.03)        $0.27
                                  ======     =====           =====          ======         =====

1999
 Basic EPS:
  Net income                      $  483     8,656           $0.06          $    -         $0.06
 Effect of dilutive securities:
  Options                              -        11               -               -             -
                                  ------     -----           -----          ------         -----
 Diluted EPS:
  Net income                      $  483     8,667           $0.06          $    -         $0.06
                                  ======     =====           =====          ======         =====

 SIX MONTHS ENDED JUNE 30,                                        PER SHARE AMOUNTS
                                                       -----------------------------------------
                                                         NET INCOME
                                 NET                   (LOSS) BEFORE                        NET
                               INCOME                  EXTRAORDINARY     EXTRAORDINARY    INCOME
                               (LOSS)     SHARES            ITEM             LOSS         (LOSS)
                               ------     ------       -------------     -------------    ------
2000
 Basic EPS:
  Net income (a)                $3,840     8,685               $ 0.47           $(0.03)    $ 0.44
 Effect of dilutive securities:
  Options                            -        36                    -                -          -
                                ------     -----               ------           ------     ------
 Diluted EPS:
  Net income                    $3,840     8,721               $ 0.47           $(0.03)    $ 0.44
                                ======     =====               ======           ======     ======

1999
 Basic EPS:
  Net loss                      $ (638)    8,656               $(0.07)          $    -     $(0.07)
 Effect of dilutive securities:
  Options                            -        11                    -                -          -
                                ------     -----               ------           ------     ------
 Diluted EPS:
  Net loss                      $ (638)    8,667               $(0.07)          $    -     $(0.07)
                                ======     =====               ======           ======     ======

(a)  Net of extraordinary loss of $242,000.

  The net income per share and net loss per share amounts do not include the effect of potentially dilutive securities of 366,000 and 750,500 for the three months ended June 30, 2000 and 1999, respectively, and 549,000 and 750,500 for the six months ended June 30, 2000 and 1999, respectively, as the impact on these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

  In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of June 30, 2000, would result in the company paying $711,000. (As of August 3, settlement would result in a payment of $426,000.) Oil and gas revenue in the second quarter includes $69,000 received and $60,000 in settlement of swap transactions through June 30, 2000.

  In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 are subject to a $4.96 ceiling and a $3.50 floor per MMbtu. At June 30, 2000 prices, the company estimates the fair value of this arrangement to be nominal.

  No hedge transactions were in place in 1999.

  On June 15, 1998, the financial Accounting Standards board issued Statement of financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 for certain companies (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge will be disclosed. Based on the nature of the Company's anticipated use of derivative instruments in 2000, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or financial position.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

  Investments in property, plant and equipment were as follows at June 30, 2000 and December 31, 1999 (amounts in thousands):

                                                   2000         1999
                                                ---------    ---------
Oil and gas properties:
    Proved                                      $ 219,921    $ 216,991
    Unproved                                        6,721        6,154
                                                ---------    ---------
                                                  226,642      223,145
Plant and related facilities                        9,977        9,806
Gas gathering facilities                            1,698        1,698
Furniture, fixtures and equipment                       -           29
                                                ---------    ---------
                                                  238,317      234,678
Less - accumulated depreciation, depletion
  and amortization                               (164,709)    (160,972)
                                                ---------    ---------

                                                $  73,608    $  73,706
                                                =========    =========


NOTE 7 - LONG-TERM DEBT:

  In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion and the Company. The new loan agreement was successfully completed in July, 2000, therefore amounts under the facility are reflected in the financial statements as long-term borrowings. Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, net of applicable taxes of $143,000.

  In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time.
The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans.

NOTE 8 - STOCK OPTIONS:

  On May 19, 2000, shareholders approved the Company's 2000 Stock Option Plan. Grants of 82,000 shares at $6.13 and 24,650 shares at $7.06 have been issued. These shares vest one year from date of grant. The weighted average exercise price for options outstanding under the Plan at June 30, 2000 was $6.34. For additional stock option information, see the Company's most recent 10-K.

NOTE 9 - GEOGRAPHIC AREA INFORMATION:

  The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):


                                       UNITED                GENERAL
                                       STATES    CANADA    CORPORATE        TOTAL
                                      --------   ------    ---------      --------
Three months ended June 30, 2000:
  Revenues                             $ 4,999   $ 4,204   $     -        $  9,203
  Income (loss) from operations          2,188     2,729       (77)(b)       4,840

Three months ended June 30, 1999:
  Revenues                             $ 3,759   $ 2,701   $     -        $  6,460
  Income (loss) from operations            808     1,286      (821)          1,273

Six months ended June 30, 2000:
  Revenues                             $ 9,599   $ 7,304   $     -        $ 16,903
  Income (loss) from operations          4,289     4,406      (461)(b)       8,234
  Identifiable assets at June 30        53,581    47,533         -         101,114

Six months ended June 30, 1999:
  Revenues                             $ 6,909   $ 4,956   $     -        $ 11,865
  Income (loss) from operations          1,037     2,095    (2,965)(a)         167
  Identifiable assets at June 30        59,207    41,980       757         101,944


(a) Includes $1,090 of restructuring costs.
(b) Net of $500 restructuring cost credit.

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

  The following table reflects certain operating data for the periods presented:

                                                              For the             For the
                                                           three  months        six  months
                                                           ended June 30,      ended June 30,
                                                           -------------------------------------
                                                             2000     1999     2000       1999
                                                           ------    ------   ------     ------
PRODUCTION:
 United States
   Oil (MBbls)                                                 72       76      154         164
   Gas (MMcf)                                                 853    1,152    1,790       2,388
   Total gas equivalents (MMcfe)                            1,285    1,608    2,714       3,372
 Canada:
   Oil (MBbls)                                                 30       36       61          69
   Gas (MMcf)                                               1,007    1,109    1,997       2,188
   Total gas equivalents (MMcfe)                            1,187    1,325    2,363       2,602
 Total:
   Oil (MBbls)                                                102      112      215         233
   Gas (MMcf)                                               1,860    2,261    3,787       4,576
   Total gas equivalents (MMcfe)                            2,472    2,933    5,077       5,974
AVERAGE SALES PRICES:
 United States:
   Oil (per Bbl)                                           $27.72   $15.61   $27.61      $13.14
   Gas (per Mcf)                                             3.49     2.22     2.96        1.99
 Canada:
   Oil (per Bbl)                                            26.32    14.73    26.44       12.94
   Gas (per Mcf)                                             2.94     1.52     2.36        1.42
 Weighted average:
   Oil (per Bbl)                                            27.31    15.33    27.28       13.08
   Gas (per Mcf)                                             3.19     1.88     2.68        1.72
SELECTED DATA PER MCFE:
 Average sales price                                       $ 3.54   $ 2.03   $ 3.13      $ 1.83
 Production costs                                            0.86     0.51     0.74        0.52
 General and administrative expenses                         0.23     0.28     0.19        0.31
 Oil and gas depreciation, depletion and amortization        0.70     0.81     0.70        0.78

RESULTS OF OPERATIONS

   Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

          Overview. The Company recorded a second quarter 2000 net income of $2,330,000, or $0.27 per share. This compares to a net income of $483,000 or $0.06 per share recorded in the second quarter of 1999. This improvement results from higher oil and gas prices and lower general and administrative and depreciation, depletion, and amortization expenses. The Company recorded a $0.5 million ($313,000 after-tax) credit against restructuring charges in the second quarter of 2000. Net cash provided by operating activities was $5.7 million for the quarter ended June 30, 2000 compared to net cash provided of $2.7 million for the corresponding quarter of 1999.

          Revenues. Total revenues increased 42% to $9.2 million in the second quarter of 2000 compared to $6.5 million in the second quarter of 1999, primarily due to commodity price increases. The Company's natural gas production decreased 18% to 1,860 MMcf from 2,261 MMcf and oil production declined 9% to 102 MBbls from 112 MBbls, resulting in the Company's overall equivalent production declining 16% to 2,472 MMcfe from 2,933 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with temporary reductions due to workover and facility related downtime and pipeline capacity constraints in Canada. The decrease in oil production reflects normal production declines.

          The Company's composite average oil price increased 78% to $27.31 per barrel in the second quarter of 2000 from $15.33 per barrel in the second quarter of 1999. The Company's average U.S. natural gas price increased 57% to $3.49 per Mcf in the second quarter of 2000 from $2.22 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 93% to $2.94 per Mcf in the second quarter of 2000 from $1.52 per Mcf for 1999. The significant increase in prices, partially offset by the decline in production volumes, resulted in a 47% increase in oil and gas revenues to $8.7 million in the second quarter of 2000 from $6.0 million in the prior year.

          Production Costs. Production costs increased 41% to $2.1 million in the second quarter of 2000 as a result of workover operations for repairs and to enhance production and higher U.S. production taxes related to higher commodity prices. Production costs per Mcfe increased 69% to $0.86 per Mcfe in the second quarter of 2000 from $0.51 in the same quarter of 1999. Approximately $.22 per Mcfe of increased costs are due to workover operations and increased production taxes.

          Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 25% to $2.1 million in the second quarter of 2000 from $2.8 million in the second quarter of 1999. The decrease reflects the impact of higher oil and gas reserves due to price increases and field extensions. The composite oil and gas DD&A rate decreased 14% to $0.70 per Mcfe from $0.81 per Mcfe.

          General and Administrative Expenses. General and administrative expenses decreased 30% to $0.6 million in the second quarter of 2000 from $0.8 million in the second quarter of 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis. See Note 2 to the consolidated financial statements.

          Restructuring Costs. The Company recorded a $0.5 million credit against restructuring costs in the second quarter of 2000 primarily because the Houston office space was leased to an outside party and the Company's obligation ended. See Note 2 to the consolidated financial statements.

          Investment Income. Investment income increased 133% to $184,000 in the second quarter of 2000 from $79,000 in the second quarter of 1999 due to more cash being available for investment.

          Interest Expense. Interest expense increased 7% to $992,000 in the second quarter of 2000 from $924,000 in the prior year quarter, reflecting the impact of rate increases, as described in the Liquidity and Capital Resources section.

          Income Taxes. The Company recorded a $1,648,000 income tax expense with an effective tax rate of 39% on a pre-tax income of $4,220,000 in the first quarter of 2000. This compares to an income tax benefit of $55,000 on a pre-tax income of $483,000 in the second quarter of 1999.

       Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

          Overview. The Company recorded a first half 2000 net income of $3,840,000, or $0.44 per share. This compares to a net loss of $638,000 or $0.07 per share recorded in the first half of 1999. This improvement results from higher oil and gas prices and lower general and administrative and depreciation, depletion, and amortization expenses. Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2000 compared to $2.3 million for the corresponding half of 1999.

          Revenues. Total revenues increased 42% to $16.9 million in the first six months of 2000 compared to $11.9 million in the first half of 1999, primarily due to commodity price increases. The Company's natural gas production decreased 17% to 3,787 MMcf from 4,576 MMcf and oil production declined 8% to 215 MBbls from 233 MBbls, resulting in the Company's overall equivalent production declining 15% to 5,077 MMcfe from 5,974 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with temporary reductions due to workover and facility related downtime and pipeline capacity constraints in Canada, as well as the shut down for repairs, in March 2000, of the Minehead 8-13 well in Canada. The decrease in oil production reflects normal production declines.

          The Company's composite average oil price increased 109% to $27.28 per barrel in the first half of 2000 from $13.08 per barrel in the first six months of 1999. The Company's average U.S. natural gas price increased 49% to $2.96 per Mcf in the first six months of 2000 from $1.99 per Mcf in the prior year, while the average Canadian natural gas price increased 66% to $2.36 per Mcf in the first half of 2000 from $1.42 per Mcf for 1999. The significant increase in prices, partially offset by the decline in production volumes, resulted in a 46% increase in oil and gas revenues to $15.9 million in the first six months of 2000 verses $10.9 million in the prior year quarter.

          Production Costs. Production costs increased 20% to $3.7 million in the first half of 2000 as a result of workover operations for repairs and to enhance production and production tax increases related to higher commodity prices. Production costs per Mcfe increased 42% to $0.74 per Mcfe in the first half of 2000 from $0.52 in the same six months of 1999. Approximately $.17 per Mcfe of increased costs are due to workover operations and increased production taxes.

          Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 22% to $4.3 million in the first half of 2000 from $5.5 million in the first six months of 1999. The decrease reflects the impact of higher U.S. oil and gas reserves due to price increases and field extensions. The composite oil and gas DD&A rate decreased 10% to $0.70 per Mcfe from $0.78 per Mcfe.

          General and Administrative Expenses. General and administrative expenses decreased 49% to $1.0 million in the first six months of 2000 from $1.9 million in the first half of 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis. See Note 2 to the consolidated financial statements.

          Restructuring Costs. The Company recorded a $0.5 million credit against restructuring costs in the first six months of 2000 primarily because the Houston office space was leased to an outside party and the Company's obligation ended. This compares to a $1.1 million restructuring charge in the first six months of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. See Note 2 to the consolidated financial statements.

          Investment Income. Investment income increased 126% to $377,000 in the first half of 2000 from $167,000 in the first six months of 1999 due to more cash being available for investment.

          Interest Expense. Interest expense increased 9% to $2,018,000 in the first six months of 2000 from $1,859,000 in the prior year first half, reflecting the impact of rate increases, as described in the Liquidity and Capital Resources section.

          Income Taxes. The Company recorded a $2,699,000 income tax expense with an effective tax rate of 40% on a pre-tax income of $6.8 million in the first half of 2000. This compares to an income tax benefit of $888,000 with an effective tax rate of 58% on a pre-tax loss of $1.5 million in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. As of June 30, 2000, the Company had working capital of $2.6 million as compared to $3.6 million at December 31, 1999. Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2000 compared to $2.3 million for the corresponding half of 1999.

          The Company's total capital expenditures were $3.8 million and $1.3 million for the six months ended June 30, 2000 and 1999, respectively, primarily related to exploration and development.

          No sales of non-strategic oil and gas properties occurred in the first half of either 2000 or 1999.

          In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. At June 30, 2000, the Company had a total of $36 million outstanding under the revolver and $4 million available based on the current borrowing base, as defined, subject to certain limitations. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1-3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. The Company's average interest rate under this facility was approximately 8.4% during the first half of 2000, verses 6.3% during the first half of 1999.

          In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion and the Company. The new loan agreement was successfully completed in July, 2000, so amounts under the facility are reflected in the financial statements as long-term borrowings (see summary description of new loan agreement in Note 7 to the financial statements.) Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, net of applicable taxes of $143,000.

          Although the Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors, if the Company increases its capital expenditure level in the future, or operating cash flow is not as expected, capital expenditures may require additional funding, obtained through borrowings from commercial banks and other institutional sources, public or private offerings of equity or debt securities and existing and future relationships with institutional investment partners.

YEAR 2000 ISSUES

          PetroCorp had no Year 2000 computer problems. Minimal costs were expended in this area.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

  Commodity Price Risk

          The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of June 30, 2000, would result in the company paying $711,000. (As of August 3, settlement would result in a payment of $426,000.) Oil and gas revenue in the second quarter includes $69,000 received and $60,000 in settlement of swap transactions through June 30, 2000.

          In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 are subject to a $4.96 ceiling and a $3.50 floor per MMbtu. At June 30, 2000 prices, the company estimates the fair value of this arrangement to be nominal.

No hedge transactions were in place in 1999.


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  Not Applicable


Item 2 - Changes in Securities

  Not Applicable


Item 3 - Defaults upon Senior Securities

  Not Applicable


Item 4 -  Submission of Matters to Vote of Security Holders

  (a) May 19, 2000 annual meeting of shareholders.

     (1)  Election of Directors

                                        Number of Votes
                    ----------------------------------------------------
                                                        Abstentions and
Nominee                   For      Withheld Authority   Broker Non-Votes
-------             ------------   ------------------   ----------------
Lealon L. Sargent      8,436,229                1,000              1,820
Mark W. Files          8,436,229                1,000              1,820

     (2)   Approval of Stock Option Plan

                                        Number of Votes
                    ----------------------------------------------------
                                                        Abstentions and
                         For       Withheld Authority   Broker Non-Votes
                    ------------   ------------------   ----------------
                      8,389,717          49,032               300

Item 5 - Other Information

  Not Applicable

Item 6 -

  (a) Exhibits

 10.2 Credit Agreement dated July 21, 2000 among PetroCorp Incorporated, PCC Energy Limited, PCC Energy Corp., Toronto Dominion (Texas), Inc., The Toronto-Dominion Bank, TD Securities (USA), Inc. and various lenders signatory thereto.

 27     Financial Data Schedule


  (b) Reports on Form 8-K

     Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.



                                         PETROCORP INCORPORATED
                                         ----------------------
                                         (Registrant)



Date: August 11, 2000         /s/         STEVEN R. BERLIN
      ---------------         --------------------------------------------
                              Steven R. Berlin
                              Chief Financial Officer and Secretary
                              (On behalf of the Registrant and as the
                              Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

   10.2 Credit Agreement dated July 21, 2000 among PetroCorp Incorporated, PCC Energy Limited, PCC Corp., Toronto Dominion (Texas), Inc., The Toronto-Dominion Bank, TD Securities (USA), Inc. and various lenders signatory thereto.

   27          Financial Data Schedule