Form 10-Q
period 2000-09-30
PETROCORP INC
filed 2000-11-08
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2000
                                              ------------------

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period ______________ to _____________

                        Commission File Number 0-22650
                                               -------

                            PETROCORP INCORPORATED
            (Exact name of registrant as specified in its charter)



           Texas                                       76-0380430
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          6733 South Yale
          Tulsa, Oklahoma                                   74136
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code: (918) 491-4500

                                Not Applicable
    ---------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No____
                                  -----

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 2000:

     Common Stock, $.01 per value                        8,700,019
    ------------------------------                       ---------
          (Title of Class)                     (Number of Shares Outstanding)

                            PETROCORP INCORPORATED

                                     INDEX
                                     -----

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
   Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                                       1

   Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999         2

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                   3

   Notes to Consolidated Financial Statements                                                                    4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    9


Item 3. Quantitative and Qualitative Disclosures about Market Risk                                              13


PART II. OTHER INFORMATION                                                                                      13


SIGNATURES                                                                                                      14

EXHIBIT INDEX                                                                                                   15

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                            PETROCORP INCORPORATED
                            ----------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                  September 30, December 31,
                                                                      2000         1999
                                                                 -------------- ------------
                                    Assets
                                    ------

Current assets:
  Cash and cash equivalents                                        $  11,909    $  12,899
  Accounts receivable, net                                             7,909        4,605
  Other current assets                                                   505          162
                                                                   ---------    ---------
       Total current assets                                           20,323       17,666
                                                                   ---------    ---------
Property, plant and equipment:
  Oil and gas properties, at cost, full cost method, net
     of accumulated depreciation, depletion and amortization          68,772       70,152
  Plant and related facilities, net                                    2,679        3,151
  Other, net                                                             137          403
                                                                   ---------    ---------
                                                                      71,588       73,706
                                                                   ---------    ---------
Deferred income taxes                                                 11,817       13,916
Other assets, net                                                        203          107
                                                                   ---------    ---------
          Total assets                                             $ 103,931    $ 105,395
                                                                   =========    =========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                                                 $   9,541    $   6,138
  Accrued liabilities                                                  2,150        3,609
  Income tax payable                                                   2,462         --
  Current portion of long-term debt                                      987        4,277
                                                                   ---------    ---------
       Total current liabilities                                      15,140       14,024
                                                                   ---------    ---------
Long-term debt                                                        34,426       43,410
                                                                   ---------    ---------
Deferred income taxes                                                  5,912        5,598
                                                                   ---------    ---------
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
  Common stock, $0.01 par value, 25,000,000 shares authorized,
     8,700,019 and 8,683,019 shares outstanding as of
     September 30, 2000 and December 31, 1999, respectively               87           87
  Additional paid-in capital                                          71,591       71,380
  Accumulated deficit                                                (17,426)     (24,530)
  Accumulated other comprehensive loss                                (5,799)      (4,574)
                                                                   ---------    ---------
       Total shareholders' equity                                     48,453       42,363
                                                                   ---------    ---------
          Total liabilities and shareholders' equity               $ 103,931    $ 105,395
                                                                   =========    =========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                     For the three months     For the nine months
                                                      ended September 30,      ended September 30,
                                                    ----------------------   ----------------------
                                                       2000         1999       2000         1999
                                                    ---------    ---------   --------      --------
Revenues:
   Oil and gas                                      $  10,956    $  7,194    $ 26,847      $ 18,099
   Plant processing                                       668         426       1,526         1,332
   Other                                                  163         108         317           162
                                                    ---------    --------    --------      --------
                                                       11,787       7,728      28,690        19,593
                                                    ---------    ---------   --------      --------
Expenses:
   Production costs                                     2,396       1,693       6,144         4,806
   Depreciation, depletion and amortization             2,474       2,755       6,748         8,222
   General and administrative                             428         826       1,389         2,701
   Restructuring costs (NOTE 2)                            --       2,400        (500)        3,490
   Other operating expenses                                67          57         253           210
                                                    ---------    --------    --------      --------
                                                        5,365       7,731      14,034        19,429
                                                    ---------    --------    --------      --------
Income (loss) from operations                           6,422          (3)     14,656           164
                                                    ---------    --------    --------      --------
Other income (expenses):
   Investment income                                      147         185         524           352
   Interest expense                                      (813)       (962)     (2,831)       (2,821)
   Other income (expenses)                                105        (141)        293          (142)
                                                    ---------    --------    --------      --------
                                                         (561)       (918)     (2,014)       (2,611)
                                                    ---------    --------    --------      --------
Income (loss) before income taxes                       5,861        (921)     12,642        (2,447)
                                                    ---------    --------    --------      --------
Income tax provision (benefit):
   Current                                              1,079          --       2,511            --
   Deferred                                             1,518        (551)      2,785        (1,439)
                                                    ---------    --------    --------      --------
                                                        2,597        (551)      5,296        (1,439)
                                                    ---------    --------    --------      --------

Net income (loss) before extraordinary item             3,264        (370)      7,346        (1,008)

Extraordinary item - extinguishment of debt (less
   applicable taxes of $143,000)                           --          --         242            --
                                                    ---------    --------    --------      --------
Net income (loss)                                   $   3,264    $   (370)   $  7,104      $ (1,008)
                                                    =========    ========    ========      ========
Net income (loss) per common share - basic:
   Income (loss) before extraordinary item          $    0.38    $  (0.04)   $   0.85      $  (0.12)
   Extraordinary item                                      --          --       (0.03)           --
                                                    ---------    --------    --------      --------
   Net income (loss)                                $    0.38    $  (0.04)   $   0.82      $  (0.12)
                                                    =========    ========    ========      ========
Net income (loss) per common share - diluted:
   Income (loss) before extraordinary item          $    0.37    $  (0.04)   $   0.84      $  (0.12)
   Extraordinary item                                      --          --       (0.03)           --
                                                    ---------    --------    --------      --------
   Net income (loss)                                $    0.37    $  (0.04)   $   0.81      $  (0.12)
                                                    =========    ========    ========      ========

Weighted average number of common shares - basic        8,694       8,656       8,688         8,656
                                                    =========    ========    ========      ========

Weighted average number of common shares - diluted      8,822       8,680       8,757         8,672
                                                    =========    ========    ========      ========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                        For the nine months
                                                        ended September 30,
                                                      -----------------------
                                                          2000        1999
                                                      -----------  ----------
Cash flows from operating activities:
  Net income (loss)                                   $   7,104    $ (1,008)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation, depletion and amortization            6,748       8,222
      Deferred income tax expense (benefit)               2,785      (1,439)
      Other                                                  49        (112)

  Changes in operating assets and liabilities:
      Accounts receivable                                (3,304)        129
      Other current assets                                 (343)        116
      Accounts payable                                    3,403         725
      Accrued liabilities                                (1,353)      1,276
      Income tax payable                                  2,462          --
                                                      ---------    --------
        Net cash provided by operating activities        17,551       7,909
                                                      ---------    --------
Cash flows from investing activities:
  Additions to oil and gas properties                    (5,573)     (2,850)
  Additions to plant and related facilities                (464)        (97)
  Additions to other property, plant and equipment           --         (13)
                                                      ---------    --------
        Net cash used in investing activities            (6,037)     (2,960)
                                                      ---------    --------
Cash flows from financing activities:
  Proceeds from long-term debt                           15,913       2,195
  Repayment of long-term debt                           (28,125)     (2,769)
  Other                                                    (114)         --
                                                      ---------    --------
        Net cash used in financing activities           (12,326)       (574)
                                                      ---------    --------
Effect of exchange rate changes on cash                    (178)         82
                                                      ---------    --------
Net increase (decrease) in cash and cash equivalents       (990)      4,457
Cash and cash equivalents at beginning of period         12,899       7,786
                                                      ---------    --------

Cash and cash equivalents at end of period            $  11,909    $ 12,243
                                                      =========    ========

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

                                                           Expenditures
                                              Balance at     charged                     Balance at
                                             December 31,    against      Changes in    September 30,
                                                 1999        accrual      estimates         2000
                                            -------------  -----------   ------------  ---------------
     Employee termination costs              $ 1,341,000   $ 1,333,000    $      --      $     8,000
     Office lease discontinuance and other
        related costs                            820,000       230,000       (500,000)        90,000
                                             -----------   -----------    -----------    -----------
                                             $ 2,161,000   $ 1,563,000    $  (500,000)   $    98,000
                                             ===========   ===========    ===========    ===========

NOTE 3 - COMPREHENSIVE INCOME OR LOSS:

     The Company's comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                             For the three          For the nine
                                             months ended           months ended
                                             September 30,          September 30,
                                             -------------          -------------
                                             2000       1999       2000       1999
                                           --------   --------   -------   ---------
Net income (loss)                          $ 3,264    $  (370)   $ 7,104    $(1,008)
Foreign currency translation gain (loss)      (454)        89     (1,225)     1,179
                                           -------    -------    -------    -------
Comprehensive income (loss)                $ 2,810    $  (281)   $ 5,879    $   171
                                           =======    =======    =======    =======

NOTE 4 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

Three months ended September 30,                                               Per Share Amounts
                                                                 ------------------------------------------
                                                                   Net income
                                            Net                   (loss) before                     Net
                                          Income                  extraordinary  Extraordinary     Income
                                          (Loss)      Shares         item            loss          (loss)
                                        ----------  ---------     ----------     -------------   ----------
2000
   Basic EPS:
     Net income.......................  $  3,264      8,694       $    0.38      $      --       $    0.38
   Effect of dilutive securities:
     Options..........................        --        128           (0.01)            --           (0.01)
                                        --------    -------       ---------      ---------       ---------
   Diluted EPS:
     Net income.......................  $  3,264      8,822       $    0.37      $      --       $    0.37
                                        ========    =======       =========      =========       =========

1999
   Basic EPS:
     Net loss.........................  $   (370)     8,656       $   (0.04)     $      --       $   (0.04)
   Effect of dilutive securities:
     Options..........................        --         24              --             --              --
                                        --------    -------       ---------      ---------       ---------
   Diluted EPS:
     Net income.......................  $   (370)     8,680       $   (0.04)     $      --       $   (0.04)
                                        ========    =======       =========      =========       =========

Nine months ended September 30,                                         Per Share Amounts
                                                          ---------------------------------------------
                                                            Net income
                                        Net               (loss) before                         Net
                                      Income              extraordinary     Extraordinary      Income
                                      (Loss)     Shares       item              loss           (loss)
                                    ----------  --------  -------------    ---------------  -----------
2000
   Basic EPS:
     Net income (A)................ $   7,104    8,688    $      0.85      $     (0.03)     $      0.82
   Effect of dilutive securities:
     Options.......................        --       69          (0.01)              --            (0.01)
                                    ---------    -----    -----------      -----------      -----------
   Diluted EPS:
     Net income.................... $   7,104    8,757    $      0.84      $     (0.03)     $      0.81
                                    =========    =====    ===========      ===========      ===========

1999
   Basic EPS:
     Net loss...................... $  (1,008)   8,656    $     (0.12)     $        --      $     (0.12)

   Effect of dilutive securities:
     Options.......................        --       16             --               --               --
                                    ---------    -----     ----------       ----------       ----------
   Diluted EPS:
     Net loss...................... $  (1,008)   8,672    $     (0.12)     $        --      $     (0.12)
                                    =========    =====    ===========      ===========      ===========

  /(A)/ Net of extraordinary loss of $242,000.

     The net income per share and net loss per share amounts do not include the effect of potentially dilutive securities of 389,000 and 575,000 for the three months ended September 30, 2000 and 1999, respectively, and 419,650 and 575,000 for the nine months ended September 30, 2000 and 1999, respectively, as the impact of these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

     In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of September 30, 2000, would result in the company paying $527,000. Oil and gas revenue includes $69,000 received and $434,000 paid in settlement of swap transactions through September 30, 2000.

     In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 are subject to a $4.96 ceiling and a $3.50 floor per MMbtu. No liability or receivable to the Company arose for the first three months of this arrangement. The settlement of the October 2000 hedge resulted in a payment by the Company of $62,000.

     No hedge transactions were in place in 1999.

     On June 15, 1998, the financial Accounting Standards board issued Statement of financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 for certain companies (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge will be disclosed. Based on the nature of the Company's anticipated use of derivative instruments in 2000, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or financial position.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

     Investments in property, plant and equipment were as follows at September 30, 2000 and December 31, 1999 (amounts in thousands):

                                                              2000         1999
                                                           ----------   -----------
          Oil and gas properties ................          $  226,827   $   223,145
          Plant and related facilities ..........               9,880         9,806
          Gas gathering facilities ..............               1,698         1,698
          Furniture, fixtures and equipment .....                  --            29
                                                           ----------   -----------
                                                              238,405       234,678
          Less - accumulated depreciation,
            depletion and amortization...........            (166,817)     (160,972)
                                                           ----------   -----------

                                                           $   71,588   $    73,706
                                                           ==========   ===========

NOTE 7 - LONG-TERM DEBT:

     In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion and the Company. The new loan agreement was successfully completed in July, 2000. Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, net of applicable taxes of $143,000.

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

NOTE 8 - STOCK OPTIONS:

     On May 19, 2000, shareholders approved the Company's 2000 Stock Option Plan. Grants of 82,000 shares at $6.13 and 24,650 shares at $7.06 have been issued. These shares vest one year from date of grant. The weighted average exercise price for options outstanding under the Plan at September 30, 2000 was $6.34. For additional stock option information, see the Company's most recent 10-K.

NOTE 9 - GEOGRAPHIC AREA INFORMATION:

     The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):

                                               United                     General
                                               States       Canada       Corporate       Total
                                             -----------   ---------   ------------    ---------
Three months ended September 30, 2000:
  Revenues................................   $     6,782   $   5,005     $    --       $  11,787
  Income (loss) from operations...........         3,804       3,046        (428)          6,422

Three months ended September 30, 1999:
  Revenues................................   $     4,366   $   3,362     $    --       $   7,728
  Income (loss) from operations...........         1,510       1,713      (3,226)/(A)/        (3)

Nine months ended September 30, 2000:
  Revenues................................   $    16,381   $  12,309     $    --       $  28,690
  Income (loss) from operations...........         8,093       7,452        (889)/(B)/    14,656
  Identifiable assets at September 30.....        53,569      50,159         203         103,931

Nine months ended September 30, 1999:
  Revenues................................   $    11,275   $   8,318     $    --       $  19,593
  Income (loss) from operations...........         2,547       3,808      (6,191)/(C)/       164
  Identifiable assets at September 30.....        62,472      43,086         386         105,944

/(A)/  Includes $2,400 of restructuring costs.
/(B)/  Net of $500 restructuring cost credit.
/(C)/  Includes $3,490 of restructuring costs.

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

     The following table reflects certain operating data for the periods presented:

                                                                            For the               For the
                                                                          three months          nine months
                                                                       ended September 30,    ended September 30,
                                                                     ----------------------  ---------------------
                                                                         2000        1999      2000        1999
                                                                     -----------  ---------  --------    ---------
Production:
   United States
     Oil (MBbls)...............................................             74          78       228         242
     Gas (MMcf)................................................          1,162       1,044     2,952       3,432
     Total gas equivalents (MMcfe).............................          1,606       1,512     4,320       4,884
   Canada:
     Oil (MBbls)...............................................             25          42        86         111
     Gas (MMcf)................................................          1,180       1,066     3,177       3,254
     Total gas equivalents (MMcfe).............................          1,330       1,318     3,693       3,920
   Total:
     Oil (MBbls)...............................................             99         120       314         353
     Gas (MMcf)................................................          2,342       2,110     6,129       6,686
     Total gas equivalents (MMcfe).............................          2,936       2,830     8,013       8,804
Average sales prices:
   United States:
     Oil (per Bbl).............................................    $     25.76  $    19.75  $  27.01   $   15.27
     Gas (per Mcf).............................................           4.13        2.70      3.43        2.20
   Canada:
     Oil (per Bbl).............................................          24.75       18.57     25.95       15.07
     Gas (per Mcf).............................................           3.06        1.93      2.62        1.59
   Weighted average:
     Oil (per Bbl).............................................          25.50       19.33     26.72       15.21
     Gas (per Mcf).............................................           3.59        2.31      3.01        1.90
Selected data per Mcfe:
   Average sales price.........................................    $      3.73   $    2.54  $   3.35   $    2.06
   Production costs............................................           0.82        0.60      0.77        0.55
   General and administrative expenses.........................           0.15        0.29      0.17        0.31
   Oil and gas depreciation, depletion and amortization........           0.71        0.83      0.70        0.80

Results of Operations

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Overview. The Company recorded a third quarter 2000 net income of $3,264,000, or $0.38 per share. This compares to a net loss of $370,000 or $0.04 per share recorded in the third quarter of 1999. This improvement results from higher oil and gas prices and lower general and administrative, restructuring costs and depreciation, depletion, and amortization expenses. Net cash provided by operating activities was $9.6 million for the quarter ended September 30, 2000 compared to net cash provided of $5.6 million for the corresponding quarter of 1999.

     Revenues. Total revenues increased 53% to $11.8 million in the third quarter of 2000 compared to $7.7 million in the third quarter of 1999, primarily due to commodity price increases. The Company's natural gas production increased 11% to 2,342 MMcf from 2,110 MMcf and oil production declined 18% to 99 MBbls from 120 MBbls, resulting in the Company's overall equivalent production increasing 4% to 2,936 MMcfe from 2,830 MMcfe. The increase in natural gas production is primarily the result of the Alfred Martin Heirs and Alcott 2-4 wells in the U.S. and Shaw/Basing wells in Canada coming on line. The decrease in oil production reflects normal production declines.

     The Company's composite average oil price increased 32% to $25.50 per barrel in the third quarter of 2000 from $19.33 per barrel in the third quarter of 1999. Oil revenues were reduced by hedging payments of $374,000, or $3.78 per barrel during the quarter. The Company's average U.S. natural gas price increased 53% to $4.13 per Mcf in the third quarter of 2000 from $2.70 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 59% to $3.06 per Mcf in the third quarter of 2000 from $1.93 per Mcf for 1999. The significant increase in prices, partially offset by the decline in production volumes, resulted in a 53% increase in oil and gas revenues to $11.0 million in the third quarter of 2000 from $7.2 million in the prior year.

     Production Costs. Production costs increased 42% to $2.4 million in the third quarter of 2000 as a result of workover operations for repairs and production enhancement and higher U.S. production taxes related to higher commodity prices. Production costs per Mcfe increased 37% to $0.82 per Mcfe in the third quarter of 2000 from $0.60 in the same quarter of 1999. Approximately $0.24 per Mcfe of increased costs are due to workover operations and increased production taxes.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 10% to $2.5 million in the third quarter of 2000 from $2.8 million in the third quarter of 1999. The decrease reflects the impact of higher oil and gas reserves due to price increases and field extensions. The composite oil and gas DD&A rate decreased 14% to $0.71 per Mcfe from $0.83 per Mcfe.

     General and Administrative Expenses. General and administrative expenses decreased 48% to $0.4 million in the third quarter of 2000 from $0.8 million in the third quarter of 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis. See Note 2 to the consolidated financial statements.

     Investment Income. Investment income decreased 21% to $147,000 in the third quarter of 2000 from $185,000 in the third quarter of 1999 due to excess cash being used to pay down debt.

     Interest Expense. Interest expense decreased 15% to $813,000 in the third quarter of 2000 from $962,000 in the prior year quarter, reflecting the reductions in outstanding debt, as described in the Liquidity and Capital Resources section.

     Income Taxes. The Company recorded a $2,597,000 income tax expense with an effective tax rate of 44% on a pre-tax income of $5,861,000 in the third quarter of 2000. This compares to an income tax benefit of $551,000 with an effective tax rate of 60% on a pre-tax loss of $921,000 in the third quarter of 1999.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Overview. The Company recorded net income of $7,104,000, or $0.82 per share for the first nine months of 2000. This compares to a net loss of $1.0 million or $0.12 per share recorded in the first nine months of 1999. This improvement results from higher oil and gas prices and lower general and administrative, restructuring costs and depreciation, depletion, and amortization expenses. Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 2000 compared to $7.9 million for the corresponding nine months of 1999.

     Revenues. Total revenues increased 46% to $28.7 million in the first nine months of 2000 compared to $19.6 million in the first nine months of 1999, primarily due to commodity price increases. The Company's natural gas production decreased 8% to 6,129 MMcf from 6,686 MMcf and oil production declined 11% to 314 MBbls from 353 MBbls, resulting in the Company's overall equivalent production declining 9% to 8,013 MMcfe from 8,804 MMcfe. The decrease in natural gas production is primarily the result of normal production declines coupled with temporary reductions due to workover and facility related downtime and pipeline capacity constraints in Canada, as well as the temporary shut down for repairs, in March 2000, of the Minehead 8-13 well in Canada. The decrease in oil production reflects normal production declines.

     The Company's composite average oil price increased 76% to $26.72 per barrel in the first nine months of 2000 from $15.21 per barrel in the first nine months of 1999. Oil revenue was reduced by net hedging payments of $365,000, or $1.16 per barrel for the year. The Company's average U.S. natural gas price increased 56% to $3.43 per Mcf in the first nine months of 2000 from $2.20 per Mcf in the prior year, while the average Canadian natural gas price increased 65% to $2.62 per Mcf in the first nine months of 2000 from $1.59 per Mcf for 1999. The significant increase in prices, partially offset by the decline in production volumes, resulted in a 48% increase in oil and gas revenues to $26.8 million in the first nine months of 2000 verses $18.1 million in the prior year.

     Production Costs. Production costs increased 28% to $6.1 million in the first nine months of 2000 as a result of workover operations for repairs and production enhancement and production tax increases related to higher commodity prices. Production costs per Mcfe increased 40% to $0.77 per Mcfe in the first nine months of 2000 from $0.55 in the same nine months of 1999. Approximately $0.20 per Mcfe of increased costs are due to workover operations and increased production taxes.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 18% to $6.7 million in the first nine months of 2000 from $8.2 million in the first nine months of 1999. The decrease reflects the impact of higher U.S. oil and gas reserves due to price increases and field extensions. The composite oil and gas DD&A rate decreased 13% to $0.70 per Mcfe from $0.80 per Mcfe.

     General and Administrative Expenses. General and administrative expenses decreased 48% to $1.4 million in the first nine months of 2000 from $2.7 million in the first nine months of 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis. See Note 2 to the consolidated financial statements.

     Restructuring Costs. The Company recorded a $0.5 million credit against restructuring costs in the first nine months of 2000 primarily because the Houston office space was leased to an outside party and the Company's obligation ended. This compares to a $3.5 million restructuring charge in the first nine months of 1999 related to the Company's pursuit of strategic alternatives to maximize shareholder value. See Note 2 to the consolidated financial statements.

     Investment Income. Investment income increased 49% to $524,000 in the first nine months of 2000 from $352,000 in the first nine months of 1999 due to more cash being available for investment.

     Interest Expense. Interest expense increased less than 1% to $2,831,000 in the first nine months of 2000 from $2,821,000 in the prior year first nine months, reflecting the impact of rate increases, net of debt paydowns in the third quarter. See the Liquidity and Capital Resources section for further discussion.

     Income Taxes. The Company recorded a $5,296,000 income tax expense with an effective tax rate of 42% on a pre-tax income of $12,642,000 in the first nine months of 2000. This compares to an income tax benefit of $1.4 million with an effective tax rate of 59% on a pre-tax loss of $2.4 million in the first nine months of 1999.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had working capital of $5.2 million as compared to $3.6 million at December 31, 1999. Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 2000 compared to $7.9 million for the corresponding nine months of 1999.

     The Company's total capital expenditures were $6.0 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively, primarily related to exploration and development.

     No sales of oil and gas properties occurred in the first nine months of either 2000 or 1999.

     In June 1997, the Company entered into a $50.0 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1-3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. The Company's average interest rate under this facility was approximately 8.4% through July 21, 2000, which was the date this facility was terminated, verses 6.5% during the first nine months of 1999.

     In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion and the Company. The new loan agreement was successfully completed in July 2000. Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, net of applicable taxes of $143,000.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At September 30, 2000, the Company had a total of $32,500,000 million outstanding under the revolver and $25,500,000 available based on the current borrowing base, as defined, subject to certain limitations. From July 21, 2000, the date of inception of this facility, through September 30, 2000, the average interest rate under this facility was approximately 8.6%.

     The Company has historically funded its capital expenditures and working capital requirements with its cash flow from operations, debt and equity capital and participation by institutional investors. If the Company increases its capital expenditure level in the future or operating cash flow is not as expected, capital expenditures may require additional funding, obtained through borrowings from commercial banks and other institutional sources or by public or private offerings of equity or debt securities.

Year 2000 Issues

     PetroCorp had no Year 2000 computer problems. Minimal costs were expended in this area.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

   Commodity Price Risk

     The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices which currently exist. These transactions apply to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. The fair value of the swap transactions, based on NYMEX oil futures settlement prices as of September 30, 2000, would result in the company paying $527,000. Oil and gas revenue includes $69,000 received and $434,000 paid in settlement of swap transactions through September 30, 2000.

In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 are subject to a $4.96 ceiling and a $3.50 floor per MMbtu. No liability or receivable to the Company arose for the first three months of this arrangement. The settlement of the October 2000 hedge resulted in a payment by the Company of $62,000.

No hedge transactions were in place in 1999.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

        Not Applicable

Item 2 - Changes in Securities
------------------------------

        Not Applicable

Item 3 - Defaults upon Senior Securities
----------------------------------------

        Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders
----------------------------------------------------------

        Not Applicable

Item 5 - Other Information
--------------------------

        Not Applicable

Item 6 -
--------

        (a) Exhibits
            --------

            27       Financial Data Schedule

        (b) Reports on Form 8-K
            -------------------

            Not Applicable

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                    PETROCORP INCORPORATED
                                    ----------------------
                                    (Registrant)




Date: November 7, 2000              /s/ STEVEN R. BERLIN
      ----------------              ---------------------------------------
                                    Steven R. Berlin
                                    Chief Financial Officer and Secretary
                                    (On behalf of the Registrant and as the
                                    Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------

27                       Financial Data Schedule