Form 10-K405
period 2000-12-31
PETROCORP INC
filed 2001-03-16
CIK 911359

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

                  For the fiscal year ended December 31, 2000
                                      or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S)229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $40,127,890. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001:

               Common Stock, par value $.01 per share: 8,720,619

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement for the registrant's Annual Meeting of Shareholders to be held in 2001 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item   Title                                                             Page
 ----   -----                                                             ----

                                    PART I

     1  Business........................................................    1
     2  Properties......................................................    6
     3  Legal Proceedings...............................................   14
     4  Submission of Matters to a Vote of Securities Holders...........   14

                                    PART II

     5  Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................   15
     6  Selected Financial Data.........................................   16
     7  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................   17
     7A Quantitative and Qualitative Disclosure about Market Risk.......   21
     8  Financial Statements and Supplementary Data.....................   21
     9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................   21

                                   PART III

 10-13  (Items 10-13 incorporated by reference to Proxy Statement)......   22

                                    PART IV

    14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K............................................................   22

   As used in this report, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "BOPD" means barrel of oil per day, "Mcf/D" means thousand cubic feet per day, "MMcf/D" means million cubic feet per day, "Mcfe" means natural gas stated on an MCF basis and crude oil converted to a thousand cubic feet of natural gas equivalent by using the ratio of one Bbl of crude oil to six Mcf of natural gas, "MMcfe" means million cubic feet of natural gas equivalents, "Bcfe" means one billion cubic feet of natural gas equivalents, "Tcf" means one trillion cubic feet, "PV-10" means estimated pretax present value of future net revenues discounted at 10% using SEC rules, "gross" wells or acres are the wells or acres in which the Company has a working interest, and "net" wells or acres are determined by multiplying gross wells or acres by the Company's working interest in such wells or acres.

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

   At December 31, 2000, the Company's proved reserves totaled 4.2 MMBbls of oil and 75.3 Bcf of natural gas and had an estimated pretax present value of future net revenues (PV-10) of $410.3 million. On a Mcfe basis, approximately 75% of the Company's proved reserves were natural gas at such date. In addition, the Company has unproved interest holdings with a net book value of $2.0 million, as well as interests in natural gas processing and gathering facilities with a net book value of $2.5 million.

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

Exploration and Development Activities

   Pending Merger. On December 22, 2000, PetroCorp and Southern Mineral Corporation (Southern Mineral) executed a definitive agreement whereby Southern Mineral would be merged into PetroCorp. In the merger, shareholders of Southern Mineral will receive consideration of $4.71 per share in cash or, at their election, PetroCorp common stock or a combination of cash and stock, subject to certain adjustments. For both companies, the merger provides strategic and economic benefits. The operations of the two companies are very complementary, with PetroCorp primarily operating in the onshore Gulf Coast and Mid-continent areas of the United States and Southern Mineral primarily operating in the onshore Gulf Coast area of the United States.

PetroCorp and Southern Mineral both have significant oil and gas interests in the province of Alberta, Canada. Additionally, the combined company will benefit by having a substantially greater critical mass and the cost savings resulting from the consolidation of operations. PetroCorp will continue to operate under the Management Agreement with Kaiser-Francis Oil Company. PetroCorp and Southern Mineral have filed a preliminary joint proxy/registration statement with the Securities and Exchange Commission and, subject to receiving regulatory and shareholder approvals, anticipate a second quarter 2001 closing.

   United States. During 2000, the Company participated in three new discoveries in the Cement Field area, located in Caddo County, Oklahoma, increasing proved reserves by 317 MMcfe. In South Louisiana, PetroCorp participated in the successful Martin Heirs well in the Scott field area, adding 637 MMcfe of proved reserves.

   At year-end 2000, PetroCorp was participating in three deep prospects in the Mississippi Salt Basin in an area where several new field discoveries have recently been made. The North Smithtown Prospect was drilling toward a Smackover/Norphlet target at approximately 19,000 feet. The Northwest Clara Prospect seeks the same objectives at approximately 17,000 feet. The Company owns 7.5% and 10% working interests, respectively, in the two prospects. A third prospect in the same area is anticipated to spud after the completion of the Northwest Clara well. In South Texas, the Company plans to drill two prospect ideas as part of its Duval County joint venture with industry partners. Target objectives are Wilcox intervals between 10,000 and 16,000 feet. PetroCorp owns 17.5% working interest in this project.

   PetroCorp's most significant domestic project is the SW Oklahoma City Unit, which is showing positive response to water injection efforts. This is consistent with both the Company's initial estimates and offset field response in similar waterflood projects in the same region. Since the last half of 1999, the unit's production has more than doubled to over 400 barrels per day. Additional infill drilling is anticipated during 2001, which should lead to a projected peak waterflood response of between 800 and 1000 barrels per day by 2003.

   Canada. Recent activity in the Hanlan-Robb area has focused on the development of the Shaw, Basing and Redcap areas through the drilling of five new horizontal wells. Three of these wells have begun production and the other two are expected to be tied in to the Hanlan-Robb plant in the first quarter of 2001. Gross production increase, which is prior to royalty payments, from the addition of the three wells has added 34.5 MMcf/D and increased production from this area by 300% verses 1999 levels. Drilling is expected to continue in this area with up to 4 additional wells anticipated to be drilled in 2001. In the Banshee/Medicine Lodge area, PetroCorp completed a suspended well in an uphole zone which is currently producing 2 MMcf/D.

   At the Hanlan Swan Hills Gas Unit #1 additional compression was added in the south pool to protect the unit from a competing well outside the unit. Early in 2000, PetroCorp acquired the interest of a small owner in the unit to increase the Company's working interest to 7.6% of the unit.

   In the Minehead exploratory prospect, located ten miles east of the Hanlan-Robb Gas Plant, PetroCorp participated for a 4.7% working interest in a well targeting the Swan Hills formation. Although the well was unsuccessful in the Swan Hills, several up hole zones continue to be evaluated. PetroCorp has working interest varying from 2.4% to 32.5% in the surrounding 12,800 leased acres.

Production and Sales

   The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales price received and average production costs during the three years ended December 31, 2000, 1999, and 1998. The average oil sales price and average gas sales price have been reduced, respectively, by $1,035,000 ($2.56 per Bbl) and $62,000 ($0.01 per Mcf) for hedging losses during 2000. See Note 9 to the Consolidated Financial Statements of the Company and "Supplemental Information to the Consolidated Financial Statements" in the Notes thereto included elsewhere in this report for additional financial information regarding the Company's foreign and domestic operations.

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Net oil produced (MBbls):
     United States.......................................     294    324    422
     Canada..............................................     110    138    143
                                                           ------ ------ ------
       Total.............................................     404    462    565
   Average oil sales price (per Bbl):
     United States.......................................  $26.38 $17.33 $12.55
     Canada..............................................   25.49  16.48  11.59
     Weighted average....................................   26.14  17.08  12.31
   Net gas produced (MMcf):
     United States.......................................   3,850  4,421  4,932
     Canada..............................................   4,519  4,660  4,579
                                                           ------ ------ ------
       Total.............................................   8,369  9,081  9,511
   Average gas sales price (per Mcf):
     United States.......................................  $ 4.08 $ 2.24 $ 2.15
     Canada..............................................    3.54   1.58   1.32
     Weighted average....................................    3.79   1.90   1.75
   Gas equivalents produced (MMcfe):
     United States.......................................   5,614  6,365  7,464
     Canada..............................................   5,179  5,488  5,437
                                                           ------ ------ ------
       Total.............................................  10,793 11,853 12,901
   Average sales price (per Mcfe):
     United States.......................................  $ 4.18 $ 2.44 $ 2.13
     Canada..............................................    3.63   1.76   1.42
     Weighted average....................................    3.92   2.13   1.83
   Production costs (per Mcfe):
     United States.......................................  $ 1.04 $ 0.72 $ 0.69
     Canada..............................................    0.43   0.40   0.40
     Weighted average....................................    0.74   0.57   0.57

Marketing

   PetroCorp's United States gas production is sold to a variety of pipelines, marketing companies and utility end users at prices based on the spot market. This gas is typically sold under short-term contracts ranging in length from one month to one year. In Canada during 2000, nearly one-half of the Company's gas was dedicated under long-term contracts to Pan-Alberta Gas Ltd. (Pan-Alberta), a major Canadian gas aggregator and marketer. Under these contracts, approximately 75% of the gas was resold into the United States, predominantly to markets in the upper Midwest region. PetroCorp received a price, per Mcf, from Pan-Alberta equal to Pan-Alberta's resale price less certain costs. Most of the Company's remaining Canadian gas was sold to Engage Energy at spot prices on either a daily or a monthly basis.

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

   During the year ended December 31, 2000, Engage Energy and Pan-Alberta accounted for 27% and 19% of the Company's total sales, respectively. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

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

Hedging Activities

   Prior to 1997, the Company utilized hedging transactions to manage its exposure to price fluctuations in crude oil and natural gas. The Company has reviewed this strategy and has begun hedging activities again, effective April 2000. No contracts were outstanding as of December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the impact of hedging transactions on financial results.

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

Employees

   At December 31, 2000, PetroCorp had 2 full-time employees. (See "Restructuring" included in Item 7--Management's Discussion and Analysis of Financial Condition and Result of Operations.)

Item 2. Properties.

Principal Properties

   The Company's proved oil and gas properties are relatively concentrated. Approximately 76% of the PV-10 from the Company's proved reserves at December 31, 2000 was attributable to four principal areas.

   The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 2000, all of which are taken from reports prepared by Huddleston & Co., Inc. in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                                     December 31, 2000
                                           -------------------------------------
                                              Estimated Proved
                                                  Reserves
                                           ----------------------
                                             Oil    Gas
                Property/Area              (MBbls) (MMcf)  MMcfe      PV-10
                -------------              ------- ------ ------- --------------
                                                                  (in thousands)
   Hanlan-Robb (Canada)...................    109  45,263  45,917    $215,558
   Oklahoma City Area.....................  2,329   2,761  16,735      38,971
   South Louisiana Area...................     75   3,638   4,088      35,021
   McLeod Field (Canada)..................    233   4,391   5,789      20,382
                                            -----  ------ -------    --------
     Subtotal.............................  2,746  56,053  72,529     309,932
                                            -----  ------ -------    --------
   Others.................................  1,464  19,206  27,990     100,323
                                            -----  ------ -------    --------
     Total................................  4,210  75,259 100,519    $410,255
                                            =====  ====== =======    ========

   Hanlan-Robb. PetroCorp's largest single producing area is the Hanlan-Robb natural gas production complex located in the foothills region of western Alberta, Canada, which accounted for approximately 42% of the Company's 2000 net daily gas production. The Company owns an interest in eleven producing fields in this area, covering 46,000 developed acres, with current combined production of 240 MMcf/D. PetroCorp has additional interests in 80,000 undeveloped acres in this area. The key field is the Hanlan Swan Hills Gas Unit #1, with an estimated ultimate recovery of 1.5 Tcf and current gross production of 134 MMcf/D. PetroCorp's ownership is part of a joint venture managed by the Company with institutional investors that collectively own 21.7% of the field. PetroCorp's working interest in this field is 35% of the joint venture, or 7.6%. Petro-Canada (not an affiliate of PetroCorp) is the largest interest owner in the area and operates the Hanlan-Robb area fields and the related gathering system and processing plant. Other PetroCorp fields in this area include Shaw/Basing, Minehead, Columbia, Red Cap, Lambert, Banshee and Medicine Lodge.

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

   South Louisiana Area. Includes ownership in the East Riceville Field in Vermillion Parish and the Scott Field in Lafayette Parish. East Riceville is a two-well gas field producing 16 MMcf/D from a Miogyp reservoir at approximately 17,000 feet. PetroCorp owns a 13.8% working interest in this field, which is operated by Murphy Exploration and Production Company.

   McLeod Field. As part of an acquisition in late 1996, the Company acquired one shut-in oil well in this field in west central Alberta, Canada. Since then, PetroCorp has drilled seven successful wells and acquired an interest in two producing wells. A gas conservation project is expected to be completed in early 2001 to capture flared solution gas from the oil wells. The Company's working interests vary from 12% to 100% in 9.8 sections (approximately 6,240 acres).

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

Title to Properties

   United States. Except for the Company-owned mineral fee, royalty and overriding royalty interests shown in the "Acreage and Wells" table below, substantially all of the Company's United States property interests are held pursuant to leases from third parties. The Company believes that it has satisfactory title to its properties in accordance with standards generally accepted in the oil and gas industry. In numerous instances, the Company has acquired legal title to producing properties and has carved out of the properties so acquired net profits royalty interests in favor of institutional investors who supplied a substantial portion of the funds for the acquisition of such properties. The producing property reserves of the Company are stated after giving effect to the reduction in cash flow attributable to such net profits royalty interests. In addition, the Company's properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties.

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

   The following table sets forth summary information with respect to the estimates made by the Independent Engineers of the Company's proved oil and gas reserves as of December 31, 2000. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Company. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 2000, were $9.19 per Mcf and $27.16 per barrel, respectively. These prices were based on the adjusted cash spot price for natural gas and oil at December 31, 2000. These prices are significantly higher than the average natural gas and oil price received by PetroCorp during December 2000, and the prices PetroCorp expects to receive during 2001 and ensuing years.

                                                         December 31, 2000
                                                     --------------------------
                                                      United
                                                      States   Canada   Total
                                                     -------- -------- --------
   Proved reserves:
     Oil (MBbls)....................................    3,109    1,101    4,210
     Gas (MMcf).....................................   22,709   52,550   75,259
     Gas equivalents (MMcfe)........................   41,363   59,156  100,519
   Future net revenues ($000s)...................... $255,686 $467,251 $722,937
   Present value of future net revenues ($000s)..... $152,123 $258,132 $410,255

   Proved developed reserves:
     Oil (MBbls)....................................    2,888    1,068    3,956
     Gas (MMcf).....................................   20,551   46,624   67,175
     Gas equivalents (MMcfe)........................   37,879   53,032   90,911
   Future net revenues ($000s)...................... $228,084 $417,264 $645,348
   Present value of future net revenues ($000s)..... $130,596 $228,797 $359,393

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

   In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil, gas and sulfur sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report and "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2000.

Acreage and Wells

   The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 2000.

                                                     Developed     Undeveloped
                                                       Acres         Acres(1)
                                                   -------------- --------------
                                                    Gross   Net    Gross   Net
                                                   ------- ------ ------- ------
   United States:
     Colorado.....................................  10,186  7,958      --     --
     Kansas.......................................   5,360    667      10      1
     Louisiana....................................   2,091    202     661     71
     Mississippi..................................     640    405  10,735  6,257
     Oklahoma.....................................  39,629  9,708  12,783  5,092
     Texas........................................  34,020  3,386  50,030  3,590
     Other........................................   1,807    343   5,109    480
   Canada:
     Alberta......................................  59,920 10,130 107,520 13,808
                                                   ------- ------ ------- ------
       Total...................................... 153,653 32,799 186,848 29,299
                                                   ======= ====== ======= ======

--------
(1) Approximately 16% of net undeveloped acres are covered by leases that expire during 2001, unless drilling or production otherwise extends lease terms.

   As of December 31, 2000, the Company had working interests in 233 gross (75 net) producing oil wells and 197 gross (35 net) producing gas wells. Of these wells, 20 gross (18 net) oil wells and 56 gross (11 net) gas wells were in Canada, and the remainder of the oil and gas wells were in the United States.

Drilling Activities

   All of PetroCorp's drilling activities are conducted through arrangements with independent contractors, and it owns no drilling equipment. Certain information with regard to the Company's drilling activities completed during the years ended December 31, 2000, 1999 and 1998 is set forth below:

                                              Year Ended December 31,
                                    ----------------------------------------------
                                         2000            1999            1998
                                    --------------  --------------  --------------
                                            Net             Net             Net
                                          Working         Working         Working
             Type of Well           Gross Interest  Gross Interest  Gross Interest
             ------------           ----- --------  ----- --------  ----- --------
   United States
    Development:
     Oil...........................    4     .2        4     .2       --     --
     Gas...........................    5     .3        1     .0(1)     9    1.3
     Nonproductive.................    1     .2        1     .2       --     --
                                     ---    ---      ---    ---      ---    ---
       Total.......................   10     .7        6     .4        9    1.3
                                     ---    ---      ---    ---      ---    ---
    Exploratory:
     Oil...........................   --     --       --     --       --     --
     Gas...........................   --     --       --     --        2     .3
     Nonproductive.................    1     .0(1)     1     .2        8    2.6
                                     ---    ---      ---    ---      ---    ---
       Total.......................    1     .0        1     .2       10    2.9
                                     ---    ---      ---    ---      ---    ---

   Canada
    Development:
     Oil...........................    1      1        1      1       --     --
     Gas...........................    6    1.1        2     .2        2     .1
     Nonproductive.................   --     --        2     .0(1)    --     --
                                     ---    ---      ---    ---      ---    ---
       Total.......................    7    2.1        5    1.2        2     .1
                                     ---    ---      ---    ---      ---    ---
    Exploratory:
     Oil...........................   --     --       --     --       --     --
     Gas...........................    3     .4        4     .2        2    1.1
     Nonproductive.................   --     --        3     .1        2    1.2
                                     ---    ---      ---    ---      ---    ---
       Total.......................    3     .4        7     .3        4    2.3
                                     ---    ---      ---    ---      ---    ---
   Total...........................   21    3.2       19    2.1       25    6.6
                                     ===    ===      ===    ===      ===    ===

--------
(1) The Company has a net working interest less than 0.05% in these wells.

   At December 31, 2000, the Company was participating in the drilling of 3 gross (.3 net) wells. Of these, 1 gross (.1 net) was in the United States and 2 gross (.2 net) were in Canada.

Hanlan-Robb Natural Gas Processing Plant and Gas Gathering Systems

   PetroCorp owns interests in a centrally located gas processing plant and in a gas gathering system that connects all of the Company's currently producing Hanlan-Robb fields to the Hanlan-Robb plant. Commissioned in 1983, the estimated replacement value is approximately $340 ($C500) million. The original design capacity of 300 MMcf/D has been expanded to 380 MMcf/D and two new major pipeline systems began delivering third-party gas to the plant for processing in September 1998. This third-party gas, for which processing fees are received, plus gas from additional drilling in the area, has increased plant throughput from 220 MMcf/D to approximately 340 MMcf/D at year-end 2000. PetroCorp owns a 24.5% working interest in the plant and varying working interests in the gathering systems, dehydration and compression facilities that deliver gas to the plant.

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

Other Facilities

   In 2000, the Company found a replacement lessee for approximately 31,600 square feet in Houston, Texas where its primary office was previously located. The Company leases, and subleases to others, approximately 8,200 square feet in Oklahoma City, Oklahoma and approximately 4,000 square feet in Calgary, Alberta where divisional offices were previously located. The obligation under these leases will end in 2001 for the Oklahoma City lease and 2002 for the Calgary lease. Additionally, the Company owns an 18,400 square-foot building and surface pads covering approximately 42 acres related to its Southwest Oklahoma City Field operations.

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

   The PV-10 values referred to herein should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the SEC, the PV-10 values are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor (which is required by the SEC to be used to calculate PV-10 for reporting purposes), is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company and its properties or the oil and gas industry in general.

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

Risks That Might Arise from the Management Agreement

   Potential operational inefficiencies may occur during a transition period. Although a change is not currently anticipated, the Management Agreement with Kaiser-Francis provides for termination by either party after a six-month notice. In that unlikely event, some operational inefficiencies may occur as replacement personnel become familiar with the Company's properties and operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock is currently listed on the American Stock Exchange (the "AMEX") and trades under the symbol PEX. The Company's Common Stock has been listed with the AMEX since September 17, 1998. Prior to that time, the Company's Common Stock had been listed on The Nasdaq Stock Market since October 28, 1993. The following table presents the high and low closing prices for the Company's Common Stock for each quarter during 1999 and 2000, and for a portion of the Company's current quarter, as reported by the AMEX.

                                      1999                            2000                         2001
                         ------------------------------- ------------------------------- -------------------------
                                                                                         First Quarter
                          First  Second   Third  Fourth   First  Second   Third  Fourth    (through
                         Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter February 28)
                         ------- ------- ------- ------- ------- ------- ------- ------- -------------
High....................  $5.88   $6.13   $7.50   $6.88   $6.75   $7.25   $9.88  $10.19     $10.63
Low.....................   5.19    4.38    5.50    5.75    5.25    5.50    7.00    8.63       9.69

   As of February 28, 2001, the closing price for the Company's Common Stock was $9.75 per share. As of February 28, 2001, there were approximately 500 holders of record of the Common Stock.

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

                                     For the Year Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                 (In thousands, except per share amounts)
Income Statement Data:
Revenues:
  Oil and gas................  $ 42,264  $ 25,162  $ 23,621  $ 33,502  $ 29,718
  Plant processing...........     1,934     1,785     1,550     1,420     1,658
  Other......................       375       179        36       172       170
                               --------  --------  --------  --------  --------
                                 44,573    27,126    25,207    35,094    31,546
                               --------  --------  --------  --------  --------
Expenses:
  Production costs...........     8,038     6,733     7,344     7,793     6,660
  Depreciation, depletion and
   amortization..............     9,471     9,906    16,568    17,065    12,433
  Oil and gas property
   valuation adjustment......        --        --    33,600        --        --
  General and
   administrative............     1,529     4,311     4,482     4,846     4,542
  Restructuring costs........      (445)    3,643        --        --        --
  Other operating expenses...       309       281       265       367       333
                               --------  --------  --------  --------  --------
                                 18,902    24,874    62,259    30,071    23,968
                               --------  --------  --------  --------  --------
Income (loss) from
 operations..................    25,671     2,252   (37,052)    5,023     7,578
                               --------  --------  --------  --------  --------
Other income (expenses):
  Investment income..........       584       585     1,151       558     1,910
  Interest expense...........    (3,381)   (3,865)   (3,622)   (3,528)   (3,391)
  Other income (expenses)....       295      (132)       14       (47)      (46)
                               --------  --------  --------  --------  --------
                                (2,502)    (3,412)   (2,457)   (3,017)   (1,527)
                               --------  --------  --------  --------  --------
Income (loss) before income
 taxes.......................    23,169    (1,160)  (39,509)    2,006     6,051
                               --------  --------  --------  --------  --------
Income tax provision
 (benefit):
  Current....................     5,497        --        --        --        --
  Deferred...................     4,612      (954)  (15,114)      136     1,807
                               --------  --------  --------  --------  --------
                                 10,109      (954)  (15,114)      136     1,807
                               --------  --------  --------  --------  --------
Net income (loss) before
 extraordinary item..........    13,060      (206)  (24,395)    1,870     4,244
Extraordinary loss--
 extinguishment of debt (less
 applicable tax benefit of
 $143,000)...................       242        --        --        --        --
                               --------  --------  --------  --------  --------
Net income (loss)............  $ 12,818  $   (206) $(24,395) $  1,870  $  4,244
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 basic(A)....................  $   1.47  $  (0.02) $  (2.82) $   0.22  $   0.49
                               ========  ========  ========  ========  ========
Net income (loss) per share--
 diluted(A)..................  $   1.46  $  (0.02) $  (2.82) $   0.22  $   0.49
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--basic........     8,692     8,658     8,637     8,586     8,585
                               ========  ========  ========  ========  ========
Weighted average number of
 common shares--diluted......     8,786     8,658     8,637     8,688     8,669
                               ========  ========  ========  ========  ========
Balance Sheet Data (at
 December 31):
  Working capital............  $  9,029  $  3,642  $  2,080  $  2,638  $  1,946
  Total assets...............   117,319   105,395   103,992   130,924   122,864
  Long-term debt.............    29,992    43,410    47,305    42,192    33,462
  Shareholders equity........    54,277    42,363    40,744    66,557    65,665

-------
(A) Basic and diluted net income per share before extraordinary loss for the year ended December 31, 2000 was $1.50 and $1.49, respectively.

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

   The following table reflects certain operating data for the periods presented:

                                                         For the Year Ended
                                                            December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
   Production:
     United States:
      Oil (Mbbls).....................................     294     324     422
      Gas (MMcf)......................................   3,850   4,421   4,932
      Gas equivalents (MMcfe).........................   5,614   6,365   7,464
     Canada:
      Oil (Mbbls).....................................     110     138     143
      Gas (MMcf)......................................   4,519   4,660   4,579
      Gas equivalents (MMcfe).........................   5,179   5,488   5,437
     Total:
      Oil (Mbbls).....................................     404     462     565
      Gas (MMcf)......................................   8,369   9,081   9,511
      Gas equivalents (MMcfe).........................  10,793  11,853  12,901

   Average sales prices:
     United States:
      Oil (per Bbl)................................... $ 26.38 $ 17.33 $ 12.55
      Gas (per Mcf)...................................    4.08    2.24    2.15
     Canada:
      Oil (per Bbl)...................................   25.49   16.48   11.59
      Gas (per Mcf)...................................    3.54    1.58    1.32
     Weighted average:
      Oil (per Bbl)...................................   26.14   17.08   12.31
      Gas (per Mcf)...................................    3.79    1.90    1.75
   Selected data per Mcfe:
     Average sales price.............................. $  3.92 $  2.13 $  1.83
     Production costs.................................    0.74    0.57    0.57
     General and administrative expenses..............    0.14    0.36    0.35
     Oil and gas depreciation, depletion and
      amortization....................................    0.74    0.69    1.16

Restructuring

   As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis, under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada.

   Under the terms of the Management Agreement, as amended, Kaiser-Francis is compensated through a service fee equal to administrative and overhead fees charged under applicable operating agreements plus fixed fees of no more than $50 per well for non-operated properties. Fees for 2000 and 1999, respectively, were $1,419,000 and $218,000.

   The Company recorded restructuring costs of $3,643,000 during 1999. Included in the costs are employee termination costs of $2,371,000, $807,000 in nonrefundable office lease discontinuance, $363,000 in investment banking and legal costs, and $102,000 in other related costs. As of December 31, 1999, $2,161,000 of the restructuring costs are included in accrued liabilities.

   As a result of the restructuring, fifty-two employees were terminated in 1999 with one employee terminated in 2000. Several employees elected to defer receipt of their termination benefits until 2000. The Houston, Oklahoma City and Calgary offices were closed but the Company was still liable under the lease agreements. In the second quarter of 2000, the Company was able to find a replacement lessee for some of the idle office space earlier than anticipated. The following table shows the change in accrued restructuring costs during 2000:

                          Balance at   Expenditures                 Balance at
                         December 31,     charged       Changes    December 31,
                             1999     against accrual in estimates     2000
                         ------------ --------------- ------------ ------------
Employee termination
 costs..................  $1,341,000    $1,341,000     $      --     $    --
Office lease
 discontinuance and
 other related costs....     820,000       305,000      (445,000)     70,000
                          ----------    ----------     ---------     -------
                          $2,161,000    $1,646,000     $(445,000)    $70,000
                          ==========    ==========     =========     =======

Results of Operations

 2000 Compared to 1999

   Overview. The Company recorded net income of $12,818,000 or $1.47 per share in 2000, compared to a loss of $206,000, or $0.02 per share, for the corresponding period of 1999. This improvement results from higher oil and gas prices and lower general and administrative, restructuring costs and depreciation, depletion, and amortization expenses.

   Revenues. Total revenues increased 64% to $44.6 million in 2000 compared to $27.1 million in 1999. Oil production decreased 13% to 404 MBbls from 462 MBbls. Natural gas production decreased 8% to 8,369 MMcf from 9,081 MMcf, resulting in overall production decreasing 9% to 10,793 MMcfe from 11,853 MMcfe. Production decreases are due to normal production declines.

   The Company's average U.S. natural gas price increased 82% to $4.08 per Mcf in 2000 from $2.24 per Mcf in 1999, while the average Canadian natural gas price increased 124% to $3.54 from $1.58. The Company's composite average oil price increased 53% to $26.14 per barrel in 2000 from $17.08 per barrel in 1999. Primarily as a result of price increases, oil and gas revenues increased 68% to $42.3 million in 2000 from $25.2 million in 1999. Plant processing revenues increased 8% to $1.9 million from $1.8 million primarily as a result of new third party processing in the Canadian Hanlan-Robb gas processing plant.

   Production Costs. Production costs increased 19% to $8.0 million in 2000 compared to $6.7 million in 1999 as a result of workover operations for repairs and production enhancements and production tax increases related to higher commodity prices. Production costs per Mcfe were $0.74 for 2000 and $0.57 for 1999. Approximately $0.18 per Mcfe of increased costs are due to workover operations and increased production taxes.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 4% to $9.5 million in 2000 from $9.9 million in 1999. The increase in the oil and gas DD&A rate per Mcfe to $0.74 in 2000 from $0.69 in 1999 reflects the impact of previously unevaluated properties evaluated in 2000 and moved into the full cost pool.

   General and Administrative Expenses. General and administrative expenses decreased 65% to $1.5 million in 2000 from $4.3 million in 1999 as a result of the Company's restructuring efforts and the Management Agreement with Kaiser-Francis.

   Investment Income. Investment income decreased less than 1% to $584,000 in 2000 from $585,000 in 1999.

   Interest Expense. Interest expense decreased 13% to $3.4 million in 2000 from $3.9 million in 1999, reflecting the impact of reduced debt levels, partially offset by an increase in interest rates.

   Income Taxes. The Company recorded a $10.1 million income tax expense on pre-tax income of $23.2 million with an effective tax rate of 44% in 2000 compared to an income tax benefit of $954,000 on a pre-tax loss of $1.2 million with an effective tax rate of 82% in 1999. During 2000, the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 47% and tax provision for its U.S. operations with an effective tax rate of 39%, resulting in an overall effective tax rate of 44%. Effective tax rates in excess of statutory rates are primarily due to Revenue Canada audit adjustments.

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

   General and Administrative Expenses. General and administrative expenses decreased 4% to $4.3 million in 1999 from $4.5 million in 1998. The overall decrease is primarily due to cost reduction efforts, including reductions in personnel. This decrease was partially offset by $805,000 of incentives paid to now-terminated employees to induce them to stay through the close down of existing offices.

   Investment Income. Investment and other income decreased 49% to $585,000 in 1999 from $1.2 million in 1998, primarily as a result of gas contract settlements received in 1998.

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

Liquidity and Capital Resources

   As of December 31, 2000, the Company had working capital of $9.0 million as compared to $3.6 million at December 31, 1999. Cash provided by operating activities was $33.2 million, $10.6 million and $10.7 million in 2000, 1999 and 1998, respectively.

   The Company's total capital expenditures were $8.2 million, $3.3 million and $19.4 million for 2000, 1999 and 1998, respectively. In 2000, the Company spent $7.1 million related to exploration and development and $579,000 related to acquisitions of oil and gas properties. During 1999, the Company spent $2.6 million related to exploration and development and $.4 million related to acquisitions. In 1998, the Company spent $11.6 million related to exploration and development and $4.8 million related to acquisitions.

   Sales of oil and gas properties totaled $.2 million, nil, and $2.8 million in 2000, 1999 and 1998, respectively.

   In June 1997, the Company entered into a $50 million five-year revolving credit agreement with the Toronto-Dominion Bank, the agent, and the Bank of Nova Scotia. On June 30, 1997, the Company was advanced $13.0 million to fund an acquisition of producing properties completed in early July 1997 and to fund certain debt repayments. During 1998, the Company borrowed $12.0 million to fund additional acquisitions and other debt repayments. At December 31, 1999, the Company had a total of $27.0 million outstanding under the revolver and $3,850,000 available based on the current borrowing base, as defined, subject to certain limitations. The facility was amended in June 1998 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1-3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans. The Company's average interest rate under this facility was approximately 8.4% through July 21, 2000, which was the date this facility was terminated.

   In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion, as agent, and the Company. The new loan agreement was successfully completed in July 2000 (see next paragraph). Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, less applicable taxes of $143,000.

   In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At December 31, 2000, the Company had a total of $28,500,000 outstanding under the revolver and $29,500,000 available based on the current borrowing base, as defined, subject to certain limitations. From July 21, 2000, the date of inception of this facility, through December 31, 2000, the weighted average interest rate under this facility was approximately 8.3%.

   The Company's Canadian subsidiary redeemed its redeemable preferred stock on August 9, 1994 for $7.0 million and simultaneously issued $7.0 million in nonrecourse long-term notes payable (Nonrecourse Notes Payable) with similar financial terms. At December 31, 2000, the nonrecourse long-term notes payable balance was $2.7 million, of which $1,194,000 was classified as "current."

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

 Commodity Price Risk

   The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas. In 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil and gas prices. The impact of hedging transactions on 2000 financial results was a net reduction of revenues by $1,097,000. No contracts were outstanding as of December 31, 2000. No hedge transactions were in place during 1999 and 1998.

 Interest Rate Risk

   Total debt at December 31, 2000, included no fixed-rate debt. The Company has elected to use only variable rate financing, therefore the Company has limited control over interest rate changes, which may adversely affect the Company's results of operations and cash flows. See Note 5 to the Consolidated Financial Statements for information regarding future maturities of the Company's debt.

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

   The information required by this item appears on pages 26 through 52 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There is no matter required to be disclosed in response to this item.

                                   PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

   1. Financial Statements

                                                                         Page
                                                                          of
                                                                         this
                                                                        Report
                                                                        ------
Report of Independent Accountants......................................   25
Consolidated Balance Sheets as of December 31, 2000 and December 31,
 1999..................................................................   26
Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998...................................................   27
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998......................................   28
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998...................................................   29
Notes to Consolidated Financial Statements.............................   30

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

 10.15* Credit Agreement dated July 21, 2000 among Petrocorp Incorporated, PC
        Energy Limited, PCC Corp., Toronto Dominion (Texas), Inc., The Toronto-
        Dominion Bank, TD Securities (USA), Inc. and various lenders signature thereto. Incorporated by reference to Exhibit 10.2 of the Company's
        Quarterly report on Form 10-Q dated August 11, 2000.

 10.16* PetroCorp Incorporated 2000 Stock Option Plan. Incorporated by reference to exhibit 4.0 of the company's registration of such plan on form S-8 filed on December 12, 2000.

 21     List of material subsidiaries.

 23.1   Consent of PricewaterhouseCoopers LLP.

 23.2   Consent of Huddleston & Co., Inc.

 99.1* Agreement to furnish document relating to subsidiary. Incorporated by reference to Exhibit 99.1 to the 1994 Form 10-K.

--------
*  Incorporated by reference.

   (b) Reports on Form 8-K

     Report dated December 22, 2000 regarding merger agreement with Southern Mineral Corporation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PetroCorp Incorporated

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of PetroCorp Incorporated and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 9, 2001

                             PETROCORP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999
                      (in thousands, except share amounts)

                                                              2000      1999
                          ASSETS                            --------  --------
Current assets:
  Cash and cash equivalents................................ $ 21,946  $ 12,899
  Accounts receivable, net.................................   13,332     4,605
  Other current assets.....................................      609       162
                                                            --------  --------
    Total current assets...................................   35,887    17,666
                                                            --------  --------
Property, plant and equipment:
  Proved oil and gas properties, at cost, full cost method,
   net of accumulated depreciation, depletion and
   amortization............................................   66,400    63,998
  Unproved oil and gas properties, not subject to
   depletion...............................................    2,032     6,154
  Plant and related facilities.............................    2,451     3,151
  Other, net...............................................       53       403
                                                            --------  --------
                                                              70,936    73,706
                                                            --------  --------
Deferred income taxes......................................   10,254    13,916
Other assets, net..........................................      242       107
                                                            --------  --------
    Total assets........................................... $117,319  $105,395
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 17,732  $  6,138
  Accrued liabilities......................................    2,488     3,609
  Income tax payable.......................................    5,444        --
  Current portion of long-term debt........................    1,194     4,277
                                                            --------  --------
    Total current liabilities..............................   26,858    14,024
                                                            --------  --------
Long-term debt.............................................   29,992    43,410
                                                            --------  --------
Deferred income taxes......................................    6,192     5,598
                                                            --------  --------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued.................................       --        --
  Common stock, $0.01 par value, 25,000,000 shares
   authorized, (8,703,719 shares and 8,683,019 shares
   outstanding at December 31, 2000 and 1999,
   respectively)...........................................       87        87
  Additional paid-in capital...............................   71,614    71,380
  Retained earnings (accumulated deficit)..................  (11,712)  (24,530)
  Accumulated other comprehensive loss.....................   (5,712)   (4,574)
                                                            --------  --------
    Total shareholders' equity.............................   54,277    42,363
                                                            --------  --------
    Total liabilities and shareholders' equity............. $117,319  $105,395
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2000, 1999 and 1998
                      (in thousands, except share amounts)

                                                    2000     1999      1998
                                                   -------  -------  --------
Revenues:
  Oil and gas..................................... $42,264  $25,162  $ 23,621
  Plant processing................................   1,934    1,785     1,550
  Other...........................................     375      179        36
                                                   -------  -------  --------
                                                    44,573   27,126    25,207
                                                   -------  -------  --------
Expenses:
  Production costs................................   8,038    6,733     7,344
  Depreciation, depletion and amortization........   9,471    9,906    16,568
  Oil and gas property valuation adjustment.......      --       --    33,600
  General and administrative......................   1,529    4,311     4,482
  Restructuring costs.............................    (445)   3,643        --
  Other operating expenses........................     309      281       265
                                                   -------  -------  --------
                                                    18,902   24,874    62,259
                                                   -------  -------  --------
Income (loss) from operations.....................  25,671    2,252   (37,052)
                                                   -------  -------  --------
Other income (expenses):
  Investment income...............................     584      585     1,151
  Interest expense................................  (3,381)  (3,865)   (3,622)
  Other income (expenses).........................     295     (132)       14
                                                   -------  -------  --------
                                                    (2,502)  (3,412)   (2,457)
                                                   -------  -------  --------
Income (loss) before income taxes.................  23,169   (1,160)  (39,509)
                                                   -------  -------  --------
Income tax provision (benefit):
  Current.........................................   5,497       --        --
  Deferred........................................   4,612     (954)  (15,114)
                                                   -------  -------  --------
                                                    10,109     (954)  (15,114)
                                                   -------  -------  --------
Net income (loss) before extraordinary item.......  13,060     (206)  (24,395)
Extraordinary loss--extinguishment of debt (less
 applicable tax benefit of $143,000)..............     242       --        --
                                                   -------  -------  --------
Net income (loss)................................. $12,818  $  (206) $(24,395)
                                                   =======  =======  ========
Net income (loss) per common share--basic:
  Income (loss) before extraordinary item......... $  1.50  $ (0.02) $  (2.82)
  Extraordinary item..............................   (0.03)      --        --
                                                   -------  -------  --------
  Net income (loss)............................... $  1.47  $ (0.02) $  (2.82)
                                                   =======  =======  ========
Net income (loss) per common share--diluted:
  Income (loss) before extraordinary item......... $  1.49  $ (0.02) $  (2.82)
  Extraordinary item..............................   (0.03)      --        --
                                                   -------  -------  --------
  Net income (loss)............................... $  1.46  $ (0.02) $  (2.82)
                                                   =======  =======  ========
Weighted average number of common shares--basic...   8,692    8,658     8,637
                                                   =======  =======  ========
Weighted average number of common shares--
 diluted..........................................   8,786    8,658     8,637
                                                   =======  =======  ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                  Retained
                         Common Stock             earnings   Accumulated
                         ------------- Additional (accumu-      other
                         Shares         paid-in    lated    comprehensive Treasury
                         issued Amount  capital   deficit)      loss       stock    Total
                         ------ ------ ---------- --------  ------------- -------- -------
Balance, December 31,
 1997................... 8,616   $86    $71,143   $     71     $(4,496)    $(247)  $66,557
  Net loss..............    --    --         --    (24,395)         --        --   (24,395)
  Additional paid-in
   capital..............    40     1        102         --          --        --       103
  Accumulated other
   comprehensive loss...    --    --         --         --      (1,768)       --    (1,768)
  Treasury stock........    --    --         --         --          --       247       247
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 1998................... 8,656    87     71,245    (24,324)     (6,264)       --    40,744
  Net loss..............    --    --         --       (206)         --        --      (206)
  Exercise of stock
   options..............    27    --        135         --          --        --       135
  Accumulated other
   comprehensive
   income...............    --    --         --         --       1,690        --     1,690
  Treasury stock........    --    --         --         --          --        --        --
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 1999................... 8,683    87     71,380    (24,530)     (4,574)       --    42,363
  Net income............    --    --         --     12,818          --        --    12,818
  Exercise of stock
   options..............    21    --        234         --          --        --       234
  Accumulated other
   comprehensive loss...    --    --         --         --      (1,138)       --    (1,138)
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 2000................... 8,704   $87    $71,614   $(11,712)    $(5,712)    $  --   $54,277
                         =====   ===    =======   ========     =======     =====   =======


   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                     2000     1999      1998
                                                   --------  -------  --------
Cash flows from operating activities:
  Net income (loss)............................... $ 12,818  $  (206) $(24,395)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary loss............................      242       --        --
    Depreciation, depletion and amortization......    9,471    9,906    16,568
    Deferred income tax expense (benefit).........    4,612     (954)  (15,114)
    Oil and gas property valuation adjustment.....       --       --    33,600
    Other.........................................      107     (112)     (437)
  Changes in operating assets and liabilities:
    Accounts receivable...........................   (8,727)     (36)    2,039
    Other current assets..........................     (447)     164        11
    Accounts payable..............................   11,594    1,714    (1,743)
    Accrued liabilities...........................   (1,923)     142       122
    Income taxes payable..........................    5,444       --        --
                                                   --------  -------  --------
      Net cash provided by operating activities...   33,191   10,618    10,651
                                                   --------  -------  --------
Cash flows from investing activities:
  Proceeds from sale of oil and gas properties....      210       --     2,812
  Additions to oil and gas properties.............   (6,862)  (3,089)  (18,260)
  Additions to plant and related facilities.......     (525)    (166)     (919)
  Additions to other property, plant and
   equipment......................................       --       --       (71)
  Additions to other assets.......................      (16)      --      (144)
                                                   --------  -------  --------
    Net cash used in investing activities.........   (7,193)  (3,255)  (16,582)
                                                   --------  -------  --------
Cash flows from financing activities:
  Proceeds from long-term debt....................   30,030    2,238    14,845
  Repayment of long-term debt.....................  (46,714)  (4,566)  (10,876)
  Other...........................................     (142)     135       350
                                                   --------  -------  --------
    Net cash provided by (used in) financing
     activities...................................  (16,826)  (2,193)    4,319
                                                   --------  -------  --------
Effect of exchange rate changes on cash...........     (125)     (57)        7
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................    9,047    5,113    (1,605)
Cash and cash equivalents at beginning of year....   12,899    7,786     9,391
                                                   --------  -------  --------
Cash and cash equivalents at end of year.......... $ 21,946  $12,899  $  7,786
                                                   ========  =======  ========
Supplemental disclosure:
  Interest paid................................... $  3,423  $ 3,150  $  3,573
                                                   ========  =======  ========
  Income taxes paid............................... $     --  $    --  $     --
                                                   ========  =======  ========

   The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998

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

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Petrocorp Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from such estimates. In addition, the oil and gas reserve data and the deferred tax asset include significant estimates which, in the near term, could materially differ from the amounts ultimately realized.

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

   The costs of the Company's oil and gas properties, including estimated future development and dismantlement costs, are depreciated on a country-by-country basis using a composite unit-of-production rate. An additional valuation adjustment is made on a country-by-country basis if net capitalized costs of the Company's oil and gas properties exceed the capitalization ceiling, which is calculated on a quarterly basis as the sum of (1) the present value (10%) of future net revenues from estimated production of proved oil and gas reserves plus (2) the lower of cost or estimated fair value of the unproved properties, less (3) the related income tax effects. At December 31, 1998, the Company's net capitalized costs of its U.S. oil and gas properties exceeded the capitalization ceiling by $21,168,000 resulting in a pre-tax valuation adjustment of $33,600,000. Such valuation adjustment is reflected in the Company's results of operations for the year ended December 31, 1998. There was no valuation adjustment for the years ended December 31, 2000 and 1999.

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

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998

   Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. The Company estimates its balancing position to be approximately $277,000 (173,000 mcf) on underproduced properties and approximately $326,000 (204,000 mcf) on overproduced properties. When sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2000 and 1999, the Company included $53,000 (33,000 mcf) and $40,000 (26,000 mcf) respectively, in accrued liabilities with respect to overproduced imbalances. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which the Company has imbalances are not significant.

   Revenues from plant processing are recognized at the time associated natural gas is processed. Other revenues include fees associated with the Company's U.S. gathering system and from the sale of sulfur in Canada.

 Accounts Receivable

   Accounts receivable relate primarily to sales of oil and gas and amounts due from joint-interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint-interest agreements. At December 31, 2000 and 1999, the Company's allowance for doubtful accounts receivable was not significant.

 Income Taxes

   The Company utilizes the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

 Foreign Currency Translation

   The "functional currency" for translating the Company's Canadian accounts is the Canadian dollar. Assets and liabilities are translated into the reporting currency at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period. The resulting translation adjustments are accumulated in the other comprehensive loss component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently. For the years ended December 31, 2000, 1999 and 1998, the Company recognized foreign currency transaction losses of $98,000, $22,000 and $2,000, respectively.

 Cash Equivalents

   For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are not insured above FDIC limits, which subjects the Company to credit risk.

 Hedging Activities

   To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilized hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998

and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of hedged production. At December 31, 2000, 1999 and 1998, the Company had no such hedging or derivative contracts. In 2000, the impact of hedging transactions was a net reduction of revenues by $1,097,000. No hedging transactions occurred in 1999 or 1998.

 Other

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, is effective January 1, 2001 for the Company. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge will be disclosed. Based on the types of hedging transactions historically employed, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on the results of operations or financial position.

2. Restructuring

   As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company ("Kaiser-Francis"), under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada.

   As a result of the restructuring, fifty-two employees were terminated in 1999 with one employee terminated in 2000. Several employees elected to defer receipt of their termination benefits until 2000. The Houston, Oklahoma City and Calgary offices were closed but the Company was still liable under the lease agreements. In the second quarter of 2000, the Company was able to find a replacement lessee for some of the idle office space earlier than anticipated.

   The company recorded restructuring costs of $3,643,000 during 1999. Included in the costs are employee termination costs of $2,371,000, $807,000 in nonrefundable office lease discontinuance, $363,000 in investment banking and legal costs, and $102,000 in other related costs. As of December 31, 1999, $2,161,000 of the restructuring costs are included in accrued liabilities.

   The following table shows the change in accrued restructuring costs during 2000:

                                           Expenditures
                               Balance at    charged     Changes    Balance at
                              December 31,   against       in      December 31,
                                  1999       accrual    estimates      2000
                              ------------ ------------ ---------  ------------
Employee termination costs...  $1,341,000   $1,341,000  $      --    $    --
Office lease discontinuance
 and other
 related costs...............     820,000      305,000   (445,000)    70,000
                               ----------   ----------  ---------    -------
                               $2,161,000   $1,646,000  $(445,000)   $70,000
                               ==========   ==========  =========    =======

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


3. Comprehensive Income

   The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment. The Company's comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 are as follows (amounts in thousands):

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  ------  --------
      Net income (loss)............................. $12,818  $ (206) $(24,395)
      Foreign currency translation..................  (1,138)  1,690    (1,768)
                                                     -------  ------  --------
      Comprehensive income (loss)................... $11,680  $1,484  $(26,163)
                                                     =======  ======  ========

4. Property, Plant and Equipment

   Investments in property, plant and equipment were as follows at December 31, 2000 and 1999 (amounts in thousands):

                                                           2000       1999
                                                         ---------  ---------
      Oil and gas properties:
        Proved.......................................... $ 226,813  $ 216,991
        Unproved........................................     2,032      6,154
                                                         ---------  ---------
                                                           228,845    223,145
      Plant and related facilities......................     9,969      9,806
      Gas gathering facilities..........................     1,698      1,698
      Furniture, fixtures and equipment.................        --         29
                                                         ---------  ---------
                                                           240,512    234,678
      Less--accumulated depreciation, depletion and
       amortization.....................................  (169,576)  (160,972)
                                                         ---------  ---------
                                                         $  70,936  $  73,706
                                                         =========  =========

   Depreciation, depletion and amortization for all property, plant and equipment for the years ended December 31, 2000, 1999 and 1998 was $9,471,000, $9,906,000 and $16,406,000, respectively. Oil and gas property depreciation, depletion and amortization for the years ended December 31, 2000, 1999 and 1998 was $7,947,000, $8,138,000 and $14,961,000 , respectively. Depreciation, depletion and amortization per equivalent Mcf (using a Mcf-to-barrel conversion factor of 6 to 1) for the years ended December 31, 2000, 1999 and 1998 was $0.85, $0.85 and $1.62, respectively, for U.S. operations and $0.61, $0.50 and $0.53, respectively, for Canadian operations. The total composite rates were $0.74, $0.69 and $1.16 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. Long-Term Debt

   The Company's total long-term debt is as follows (amounts in thousands):

                                                                2000     1999
                                                               -------  -------
      Series A & B Senior Notes............................... $    --  $17,350
      TD Bank Credit Agreement................................  28,500   27,000
      Nonrecourse Note Payable................................   2,686    3,337
      Less: Current portion of long-term debt.................  (1,194)  (4,277)
                                                               -------  -------
      Total long-term debt.................................... $29,992  $43,410
                                                               =======  =======

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


   Debt maturing subsequent to December 31, 2000 is as follows: $1,194,000 in 2001, $1,194,000 in 2002, and $28,798,000 in 2003.

 Series A and Series B Senior Notes

   On July 29, 1993, the Company entered into the Note Purchase Agreement with subsidiaries of CIGNA Corporation and USF&G Corporation together with certain other insurance companies to refinance existing notes. The final payment of $875,000 on the Series A Note was made in June 1999 to an affiliate. During 2000, the Series B Notes were paid off prior to their maturity date. The loss from extinguishment of the Series B Notes is shown as an extraordinary item.

 Bank Debt

   On June 26, 1997, the Company entered into a $50 million, five-year revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The facility was amended in June 1998 and July 1999 to extend the initial five-year term an additional year to July 1, 2003 with quarterly borrowing base amortization beginning September 30, 2001. The borrowings can be funded by either Eurodollar loans or Prime loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Prime rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranged from 1 3/8% to 2% on Eurodollar loans and 3/8% to 1% on Prime loans.

   In June 2000, the revolving credit agreement was amended to increase the current borrowing base to $40 million and change the termination date to July 31, 2000, pending a new loan agreement between Toronto-Dominion, as agent, and the Company. The new loan agreement was successfully completed in July, 2000 (see next paragraph). Also in June 2000, the Company paid off the Series B fixed rate notes, using available capital and borrowings under the revolving credit agreement. Early termination payments required by the Series B agreement and remaining unamortized debt costs were expensed and are reflected in the financial statements as an extraordinary item of $385,000, less applicable taxes of $143,000.

   In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At December 31, 2000, the weighted average interest rate under this facility was approximately 9.4%.

   The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

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

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


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

   In 2000, 1999 and 1998, the Company issued $525,000, $238,000 and $846,000 of additional notes, respectively, as provided under the provisions of the agreements to finance the company's portion of plant capital additions.

   Interest accrues and is payable on a quarterly basis at a rate of 15% per annum. In addition, redemptions are required to be made quarterly, based on a fixed schedule through December 31, 2002. Interest and redemption payments are made only to the extent there are sufficient cash proceeds from production and sale of oil and gas reserves related to the interest in the Hanlan-Robb assets acquired by the holders of the Nonrecourse Notes Payable. To the extent interest and redemptions exceed such cash proceeds, the excess amount is carried forward to the next quarter. At December 31, 2000 and 1999, unpaid interest and redemptions totaled $503,000 and $449,000, respectively.

6. Income Taxes

   The components of income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (amounts in thousands):

                                                   2000       1999      1998
                                                  -------    -------  --------
      United States operations................... $ 9,834    $(4,191) $(40,630)
      Canadian operations........................  13,335      3,031     1,121
                                                  -------    -------  --------
                                                  $23,169(A) $(1,160) $(39,509)
                                                  =======    =======  ========

   The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                    2000       1999      1998
                                                   -------    -------  --------
      Deferred:
        Federal................................... $ 3,488    $(1,090) $(14,348)
        State.....................................     317        (65)     (820)
        Canadian..................................     807        201        54
                                                   -------    -------  --------
                                                     4,612       (954)  (15,114)
      Current:
        Canadian..................................   5,497         --        --
                                                   -------    -------  --------
                                                   $10,109(A) $  (954) $(15,114)
                                                   =======    =======  ========

--------
(A) Excludes extraordinary loss of $385,000 and related taxes of $143,000.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


   A reconciliation of the Company's United States income tax provision (benefit) computed by applying the statutory United States federal income tax rate to the Company's income (loss) before income taxes and extraordinary loss for the years ended December 31, 2000, 1999 and 1998 is presented in the following table (amounts in thousands):

                                                   2000     1999      1998
                                                  -------  -------  --------
      United States federal income taxes
       (benefit) at statutory rate of 35%........ $ 8,109  $  (406) $(13,828)
      Increases (reductions) resulting from:
        Canadian earnings not subject to United
         States taxes............................  (4,667)  (1,061)     (392)
        Canadian income taxes....................   6,304      201        54
        State income taxes.......................     206      (65)     (820)
        Other....................................     157      377      (128)
                                                  -------  -------  --------
                                                  $10,109  $  (954) $(15,114)
                                                  =======  =======  ========

   Deferred tax assets and liabilities consist of the following at December 31, 2000 and 1999 (amounts in thousands):

                                                              2000      1999
                                                            --------  --------
      Deferred tax assets:
        Net operating loss carryforward--U.S............... $ 15,404  $ 17,786
        Net operating loss carryforward--Canada............      633     1,708
                                                            --------  --------
      Gross deferred tax asset.............................   16,037    19,494
      Deferred tax liabilities:
        Excess of basis in oil and gas properties for
         financial reporting purposes over the tax basis--
         U.S...............................................   (5,150)   (3,870)
        Excess of basis in oil and gas properties for
         financial reporting purposes over the tax basis--
         Canada............................................   (6,825)   (7,306)
                                                            --------  --------
      Gross deferred tax liability.........................  (11,975)  (11,176)
                                                            --------  --------
                                                            $  4,062  $  8,318
                                                            ========  ========

   As of December 31, 2000, the Company has U.S. net operating loss (NOL) carryforwards of $41,631,000 and $39,973,000 for regular tax and alternative minimum tax purposes, respectively. Regular tax NOL carryforwards and alternative minimum tax NOL carryforwards begin to expire in 2009.

   Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Additionally, certain future changes in the Company's shareholders may impose restrictions under Section 382 of the Internal Revenue Code on the annual utilization of its net operating loss carryforwards.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


   The provision for Canadian income taxes differs from the amount of income tax determined by applying the Canadian statutory income tax rate to pretax Canadian income as a result of the following (amounts in thousands):

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
      Tax computed at statutory rate of 44.62%.....  $ 5,950  $ 1,352  $   500
      Nondeductible crown royalties, net of royalty
       credits.....................................    4,411    1,515      896
      Resource allowance...........................   (5,299)  (2,666)  (1,342)
      Revenue Canada audit adjustments.............    1,242       --       --
                                                     -------  -------  -------
                                                     $ 6,304  $   201  $    54
                                                     =======  =======  =======

7. Stock Option and Other Employee Benefit Plans

   In 1992, the Company established the 1992 PetroCorp Stock Option Plan (the Option Plan). The Option Plan allows up to 957,357 option shares to be granted. The following table summarizes these options:

                                                                    Weighted
                                                                Average Exercise
                                                       Options       Price
                                                       -------  ----------------
      Outstanding at December 31, 1997................ 865,740       $ 7.86
        Granted.......................................      --           --
        Forfeited..................................... (81,740)      $10.00
        Exercised..................................... (64,500)      $ 5.42
                                                       -------
      Outstanding at December 31, 1998................ 719,500       $ 7.87
        Granted.......................................      --           --
        Forfeited..................................... (20,000)      $ 6.38
        Exercised..................................... (27,000)      $ 5.00
                                                       -------
      Outstanding at December 31, 1999................ 672,500       $ 8.04
        Granted.......................................      --           --
        Forfeited.....................................      --           --
        Exercised..................................... (20,700)      $ 6.38
                                                       -------
      Outstanding at December 31, 2000................ 651,800       $ 8.09
                                                       =======

   Of the 651,800 outstanding options under the Option Plan at December 31, 2000, 148,500 options with an exercise price of $5.00, 139,300 options with an exercise price of $6.38 and 364,000 options with an exercise price of $10 had weighted average contractual lives of 1.3 years, 1.1 years and 1.0 years, respectively. All of these options are exercisable as of December 31, 2000.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


   In 1997, the Company established the 1997 PetroCorp Non-Employee Director Stock Option Plan (the Director Option Plan) for the benefit of the Company's Board of Directors. This plan allows up to 75,000 option shares to be granted. The Director Options were fully vested and exercisable at the date of grant. The following table summarizes these options:

                                                                    Weighted
                                                                Average Exercise
                                                        Options      Price
                                                        ------- ----------------
      Outstanding at December 31, 1997................. 25,000       $8.63
        Granted........................................  6,000       $8.25
        Forfeited......................................     --          --
        Exercised......................................     --          --
                                                        ------
      Outstanding at December 31, 1998................. 31,000       $8.55
        Granted........................................  6,000       $6.75
        Forfeited......................................     --          --
        Exercised......................................     --          --
                                                        ------
      Outstanding at December 31, 1999................. 37,000       $8.26
        Granted........................................     --          --
        Forfeited......................................     --          --
        Exercised......................................     --          --
                                                        ------
      Outstanding at December 31, 2000................. 37,000       $8.26
                                                        ======

   As of December 31, 2000, the weighted average remaining contractual life of the outstanding options under the Director Option Plan was 7.1 years and the exercise prices ranged from $6.75 to $8.63.

   In 2000, the Company established the 2000 Stock Option Plan for the benefit of employees and the Company's Board of Directors. Employee options vest one year from date of grant and director options vest six months from the date of grant. This plan allows up to 600,000 option shares to be granted. The following table summarizes these options:

                                                                    Weighted
                                                                Average Exercise
                                                        Options      Price
                                                        ------- ----------------
      Outstanding at December 31, 1999.................      --         --
        Granted........................................ 106,650      $6.34
        Forfeited......................................      --         --
        Exercised......................................      --         --
                                                        -------
      Outstanding at December 31, 2000................. 106,650      $6.34
                                                        =======

   As of December 31, 2000, the weighted average remaining contractual life of the outstanding options under the 2000 Stock Option Plan was 9.2 years. Of the outstanding options, 5,000 were exercisable at year end with an average remaining contractual life of 9.4 years. At December 31, 2000, exercise prices ranged from $6.13 to $7.06.

   Stock options under all three plans expire ten years from the date of grant and exercise price equals market value on the grant date.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


   The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value based method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense has been recognized for these stock-based compensation plans for any grants to individuals who do not meet the definition of employee. Had compensation cost for the 2000 Stock Option Plan and the Director Option Plan been determined based upon the fair value at the grant date for awards under the plans, consistent with the methodology prescribed under SFAS No. 123, the Company's 2000, 1999 and 1998 net income and earnings per share would have been reduced by approximately $330,000, $17,000 and $16,000, or $0.04, nil and nil per share, respectively. The fair value of the options granted during 2000, 1999 and 1998 were $432,000, $27,000 and $26,000, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions:

                                                             2000    1999  1998
                                                           --------- ----  ----
      Weighted average life, in years.....................    10      10    10
      Risk-Free interest rate............................. 6.0%-6.5% 6.1%  5.8%
      Expected Volatility.................................    41%     46%   26%
      Expected Dividend Rate                                 None    None  None

   Effective January 1, 1993, the Company established a savings plan, which is available to eligible employees and qualifies as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions for an amount up to 6% of each employee's salary. The Company's contributions to the plan, which are charged to expense, totaled $100,000, $198,000 and $192,000 in 2000, 1999 and 1998, respectively.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


8. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except per share amounts).

                                                    Per Share Amounts
                                            ----------------------------------
                                             Net Income
                                            (Loss) Before                Net
                                            Extraordinary Extraordinary Income
                            Income   Shares     Item          Item      (Loss)
                           --------  ------ ------------- ------------- ------
Year ended December 31,
 2000
  Basic EPS:
    Net income(A)......... $ 12,818  8,692     $ 1.50        $(0.03)    $ 1.47
  Effect of dilutive
   securities:
    Options...............       --     94      (0.01)           --      (0.01)
                           --------  -----     ------        ------     ------
  Diluted EPS:
    Net income(A)......... $ 12,818  8,786     $ 1.49        $(0.03)    $ 1.46
                           ========  =====     ======        ======     ======
Year ended December 31,
 1999
  Basic EPS:
    Net loss.............. $   (206) 8,658     $(0.02)       $   --     $(0.02)
  Effect of dilutive
   securities:
    Options...............       --     --         --            --         --
                           --------  -----     ------        ------     ------
  Diluted EPS:
    Net loss.............. $   (206) 8,658     $(0.02)       $   --     $(0.02)
                           ========  =====     ======        ======     ======
Year ended December 31,
 1998
  Basic EPS:
    Net loss.............. $(24,395) 8,637     $(2.82)       $   --     $(2.82)
  Effect of dilutive
   securities:
    Options...............       --     --         --            --         --
                           --------  -----     ------        ------     ------
  Diluted EPS:
    Net loss.............. $(24,395) 8,637     $(2.82)       $   --     $(2.82)
                           ========  =====     ======        ======     ======

--------
(A)   Net of extraordinary loss of $242.

   The 2000 net income per share and the 1999 and 1998 net loss per share amounts do not include the effect of potentially dilutive securities of 395,000, 709,500 and 750,500, respectively, as the impact of these outstanding options was antidilutive.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


9. Geographic Area Information

   The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (amounts in thousands):

                                     United               General
                                     States      Canada  Corporate     Total
                                     -------     ------- ---------    --------
2000:
  Revenues.......................... $23,588     $20,985  $    --     $ 44,573
  Income (loss) from operations.....  12,353      14,402   (1,084)(A)   25,671
  Depreciation, depletion and
   amortization.....................   5,178       4,293       --        9,471
  Capital expenditures..............   1,730       6,459       --        8,189
  Long-lived assets at December 31..  44,259      36,931      242       81,432

1999:
  Revenues.......................... $15,565     $11,561  $    --     $ 27,126
  Income (loss) from operations        5,045       5,607   (8,400)(B)    2,252
  Depreciation, depletion and
   amortization.....................   5,746       3,714      446        9,906
  Capital expenditures..............   1,043       2,212       --        3,255
  Long-lived assets at December 31..  51,516      36,106      107       87,729

1998:
  Revenues.......................... $15,911     $ 9,296  $    --     $ 25,207
  Income (loss) from operations      (35,593)(C)   3,381   (4,840)     (37,052)
  Depreciation, depletion and
   amortization.....................  12,511       3,698      359       16,568
  Capital expenditures..............  11,673       7,653       68       19,394
  Long-lived assets at December 31..  54,335      36,668      302       91,311

--------
(A)  Net of $445 restructuring cost credits.
(B)  Includes $3,643 of restructuring costs.
(C)  Includes a $33,600 oil and gas property valuation adjustment.

   The following table reflects purchasers which accounted for more than 10% of the Company's oil and gas revenues:

                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Pan-Alberta Gas Ltd...........................................  19%   18%   23%
   EOTT Energy Operating Limited Partnership.....................  --    11%   10%
   Conoco Inc....................................................  --    --    10%
   Engage Energy LP..............................................  27%   17%   --

   During 1999 and prior, the majority of the Company's Canadian gas was dedicated under long-term contracts to Pan-Alberta Gas Ltd., a major Canadian aggregator. However, as part of a legal settlement effective December 31, 1998, approximately 50% of PetroCorp's dedicated gas volumes have been released from the Pan-Alberta contracts. These released volumes are now sold on the spot market at prevailing prices. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998

10. Fair Value of Financial Instruments

   The following information discloses the fair value of the Company's financial instruments in accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments" (amounts in thousands):

                                                               Carrying  Fair
                                                                Amount   Value
                                                               -------- -------
      1999:
        Long-term debt:
          Series B, 7.55% senior notes........................ $17,350  $17,811

   The carrying amounts approximate fair value for the Company's cash and cash equivalents, accounts receivable, accounts payable, and bank debt. Due to the nature and terms of the Nonrecourse Notes Payable, the Company believes that it is not practicable to estimate the fair value. The Company estimated the fair value of the Series B, 7.55% senior notes using discounted cash flow analysis based on 115 basis points above year end LIBOR rates.

11. Commitments and Contingencies

   The Company has entered into operating lease agreements with noncancelable terms in excess of one year for office space. Future minimum lease payments are $99,000 and $58,000 for the years ending December 31, 2001 and 2002, respectively with no payments after that time. Future minimum sublease income with noncancelable terms in excess of one year for office space are $60,000 and $35,000 for the years ending December 31, 2001 and 2002. Total rental expense for office space for the years ended December 31, 2000, 1999 and 1998 was $111,000, $583,000 and $560,000, respectively. Accrued restructuring costs include $70,000 of office lease discontinuance costs at December 31, 2000.

   On December 22, 2000, the Company and Southern Mineral Corporation (Southern Mineral) announced they have executed a definitive agreement regarding Southern Mineral's merger into PetroCorp. In the merger, expected to close in the second quarter of 2001, shareholders of Southern Mineral will receive consideration of $4.71 per share in cash or, at their election, PetroCorp common stock or a combination of cash and stock, subject to certain adjustments. The merger will be accounted for under the purchase method of accounting.

   There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions would not be material to the Company's consolidated financial position or results of operations.

12. Related Party Transactions

   The Company has engaged an engineering consulting company to procure certain services and equipment pertaining to its Canadian operations. The consulting company solicits bids from various vendors in order to obtain competitive pricing. During 2000, 1999 and 1998, the consulting company procured nil, $45,000 and $236,000 from an equipment supplier partly owned by a director of the Company's Canadian subsidiaries who is a relative of the Company's previous Chief Executive Officer.

   The Company is a joint-interest owner in a project operated by Kaiser-Francis Oil Company, a shareholder. During 2000, 1999 and 1998, the Company remitted $154,000, $95,000 and $181,000, respectively, to Kaiser-Francis as payment of the Company's share of the joint operation. During 2000, the Company remitted $2,076,000 to Kaiser-Francis for management fees and cost reimbursements under the Management Agreement (see Note 2). Amounts payable to Kaiser-Francis at December 31, 2000 and 1999 were $22,055 and $100,000, respectively.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


13. Oil and Gas Reserves and Related Financial Data

 Capitalized Costs Related to Oil and Gas Producing Activities

   The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to petroleum producing operations (amounts in thousands):

                                                 U.S.      Canada     Total
                                               ---------  --------  ---------
   2000:
     Proved properties........................ $ 176,834  $ 49,979  $ 226,813
     Unproved properties......................     1,223       809      2,032
                                               ---------  --------  ---------
                                                 178,057    50,788    228,845
     Accumulated depreciation, depletion and
      amortization............................  (144,105)  (16,308)  (160,413)
                                               ---------  --------  ---------
                                               $  33,952  $ 34,480  $  68,432
                                               =========  ========  =========

   1999:
     Proved properties........................ $ 171,931  $ 45,060  $ 216,991
     Unproved properties......................     4,599     1,555      6,154
                                               ---------  --------  ---------
                                                 176,530    46,615    223,145
     Accumulated depreciation, depletion and
      amortization............................  (139,323)  (13,670)  (152,993)
                                               ---------  --------  ---------
                                               $  37,207  $ 32,945  $  70,152
                                               =========  ========  =========

   1998:
     Proved properties........................ $ 168,071  $ 40,283  $ 208,354
     Unproved properties......................     7,417     1,734      9,151
                                               ---------  --------  ---------
                                                 175,488    42,017    217,505
     Accumulated depreciation, depletion and
      amortization............................  (133,914)  (10,261)  (144,175)
                                               ---------  --------  ---------
                                               $  41,574  $ 31,756  $  73,330
                                               =========  ========  =========

   Of the unproved properties capitalized cost at December 31, 2000, approximately $349,000 and $99,000 were incurred in 2000 and 1999, respectively. The Company anticipates evaluating these properties during subsequent years.

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


 Costs Incurred in Oil and Gas Producing Activities

   Presented below are costs incurred in petroleum property acquisition, exploration and development activities (amounts in thousands):

                                                           U.S.   Canada  Total
                                                          ------- ------ -------
   2000:
     Acquisition of properties:
       Proved properties................................. $   104 $  126 $   230
       Unproved properties...............................      80    269     349
     Exploration costs...................................      --    166     166
     Development costs...................................   1,553  5,365   6,918
                                                          ------- ------ -------
         Total........................................... $ 1,737 $5,926 $ 7,663
                                                          ======= ====== =======

   1999:
     Acquisition of properties:
       Proved properties................................. $   150 $  230 $   380
       Unproved properties...............................      90      9      99
     Exploration costs...................................      27    204     231
     Development costs...................................     776  1,603   2,379
                                                          ------- ------ -------
         Total........................................... $ 1,043 $2,046 $ 3,089
                                                          ======= ====== =======

   1998:
     Acquisition of properties:
       Proved properties................................. $ 4,260 $  595 $ 4,855
       Unproved properties...............................   1,227     --   1,227
     Exploration Costs...................................   3,168  4,436   7,604
     Development costs...................................   2,861  1,713   4,574
                                                          ------- ------ -------
         Total........................................... $11,516 $6,744 $18,260
                                                          ======= ====== =======

   Included in the above amounts for the years ended December 31, 2000, 1999 and 1998 were nil, $1,188,000 and $1,811,000, respectively, of capitalized internal costs related to property acquisition, exploration and development.

                             PETROCORP INCORPORATED

                        December 31, 2000, 1999 and 1998


 Results of Operations From Petroleum Producing Activities (unaudited)

   The results of operations from petroleum producing activities, which do not include revenues associated with the production and sale of sulfur, are as follows (amounts in thousands):

                                                     U.S.    Canada    Total
                                                   --------  -------  --------
2000:
  Revenues........................................ $ 23,481  $18,783  $ 42,264
  Production costs................................   (5,813)  (2,225)   (8,038)
  Depreciation, depletion and amortization........   (4,782)  (3,165)   (7,947)
  Income tax benefit (expense)....................   (4,728)  (5,078)   (9,806)
                                                   --------  -------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................ $  8,158  $ 8,315  $ 16,473
                                                   ========  =======  ========

1999:
  Revenues........................................ $ 15,506  $ 9,656  $ 25,162
  Production costs................................   (4,555)  (2,178)   (6,733)
  Depreciation, depletion and amortization........   (5,410)  (2,728)   (8,138)
  Income tax benefit (expense)....................   (2,050)    (973)   (3,023)
                                                   --------  -------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................ $  3,491  $ 3,777  $  7,268
                                                   ========  =======  ========

1998:
  Revenues........................................ $ 15,911  $ 7,710  $ 23,621
  Production costs................................   (5,171)  (2,173)   (7,344)
  Depreciation, depletion and amortization........  (12,105)  (2,856)  (14,961)
  Oil and gas property valuation adjustment.......  (33,600)      --   (33,600)
  Income tax benefit (expense)....................   12,937     (134)   12,803
                                                   --------  -------  --------
  Results of operations from petroleum producing
   activities (excluding corporate overhead and
   interest costs)................................ $(22,028) $ 2,547  $(19,481)
                                                   ========  =======  ========

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


 Reserve Quantities (unauditied)

   Estimates of proved reserves and the related standardized measure of discounted future net cash flow information are based on the reports of independent petroleum engineers. These estimates represent the Company's interest in the reserves associated with properties held directly and its proportionate share of reserves held indirectly through partnerships or joint ventures.

   The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2000, 1999 and 1998 and the changes in its proved reserves are as follows:

                                     U.S.           Canada          Total
                                --------------  --------------  --------------
                                  Oil    Gas      Oil    Gas      Oil    Gas
                                (MBbls) (MMcf)  (MBbls) (MMcf)  (MBbls) (MMcf)
                                ------- ------  ------- ------  ------- ------
2000:
 Proved reserves:
  Beginning of year............  3,261  20,950   1,320  55,409   4,581  76,359
  Production...................   (294) (3,850)   (110) (4,519)   (404) (8,369)
  Purchase of minerals-in-
   place.......................      8       1      --     213       8     214
  Extensions and discoveries...    155   1,314     100   4,049     255   5,363
  Improved recoveries..........     --      --      --      --      --      --
  Sales of minerals-in-place...     --    (213)     --      --      --    (213)
  Revision to previous
   estimates...................    (21)  4,507    (209) (2,602)   (230)  1,905
                                 -----  ------   -----  ------   -----  ------
  End of year..................  3,109  22,709   1,101  52,550   4,210  75,259
                                 =====  ======   =====  ======   =====  ======
 Proved developed reserves:
  Beginning of year............  3,180  18,906   1,187  47,026   4,367  65,932
                                 =====  ======   =====  ======   =====  ======
  End of year..................  2,888  20,551   1,068  46,624   3,956  67,175
                                 =====  ======   =====  ======   =====  ======
1999:
 Proved reserves:
  Beginning of year............  2,578  21,970   1,412  57,422   3,990  79,392
  Production...................   (324) (4,421)   (138) (4,660)   (462) (9,081)
  Purchase of minerals-in-
   place.......................     --     148      --   1,098      --   1,246
  Extensions and discoveries...     --      --       6   1,066       6   1,066
  Improved recoveries..........    605      91      --      --     605      91
  Sales of minerals-in-place...     --      --      --      --      --      --
  Revision to previous
   estimates...................    402   3,162      40     483     442   3,645
                                 -----  ------   -----  ------   -----  ------
  End of year..................  3,261  20,950   1,320  55,409   4,581  76,359
                                 =====  ======   =====  ======   =====  ======
 Proved developed reserves:
  Beginning of year............  2,499  19,454   1,081  47,460   3,580  66,914
                                 =====  ======   =====  ======   =====  ======
  End of year..................  3,180  18,906   1,187  47,026   4,367  65,932
                                 =====  ======   =====  ======   =====  ======
1998:
 Proved reserves:
  Beginning of year............  3,473  27,279   1,562  60,025   5,035  87,304
  Production...................   (422) (4,932)   (143) (4,579)   (565) (9,511)
  Purchase of minerals-in-
   place.......................     22   1,807       4     382      26   2,189
  Extensions and discoveries...     11     694     155   4,613     166   5,307
  Sales of minerals-in-place...    (53)     (3)    (48) (2,746)   (101) (2,749)
  Revision to previous
   estimates...................   (453) (2,875)   (118)   (273)   (571) (3,148)
                                 -----  ------   -----  ------   -----  ------
  End of year..................  2,578  21,970   1,412  57,422   3,990  79,392
                                 =====  ======   =====  ======   =====  ======
 Proved developed reserves:
  Beginning of year............  3,385  24,011   1,469  55,204   4,854  79,215
                                 =====  ======   =====  ======   =====  ======
  End of year..................  2,499  19,454   1,081  47,460   3,580  66,914
                                 =====  ======   =====  ======   =====  ======

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


 Standardized Measure of Discounted Future Net Cash Flows (unaudited)

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

   The standardized measure of discounted future net cash flow amounts contained in the following tabulation do not purport to represent the fair market value of oil and gas properties. No value has been given to unproved properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Future realization of oil and gas prices over the remaining reserve lives may vary significantly from current prices. In addition, the method of valuation utilized, based on current prices and costs and the use of a 10% discount rate, is not necessarily appropriate for determining fair value. The average prices used in determining future cash inflows for natural gas and oil as of December 31, 2000, were $9.19 per Mcf and $27.16 per barrel, respectively. These prices were based on the adjusted cash spot price for natural gas and oil at December 31, 2000. These prices are significantly higher than the average natural gas and oil price received by PetroCorp during December 2000, and the prices PetroCorp expects to receive during 2001 and ensuing years. At December 31, 2000, there were no hedges outstanding.

   The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

                                                       U.S.    Canada   Total
                                                     -------- -------- --------
2000:
  Future gross revenues............................. $313,677 $501,760 $815,437
  Less--future costs:
    Production......................................   55,534   31,530   87,064
    Development.....................................    2,457    2,979    5,436
                                                     -------- -------- --------
  Future net cash flows before income taxes.........  255,686  467,251  722,937
  Less--10% annual discount for estimated timing of
   cash flows.......................................  103,563  209,119  312,682
                                                     -------- -------- --------
  Present value of future net cash flows before
   income tax.......................................  152,123  258,132  410,255
  Less--present value of future income taxes........   42,860  110,860  153,720
                                                     -------- -------- --------
  Standardized measure of discounted future net cash
   flows............................................ $109,263 $147,272 $256,535
                                                     ======== ======== ========
1999:
  Future gross revenues............................. $128,792 $129,892 $258,684
  Less--future costs:
    Production......................................   35,640   23,544   59,184
    Development.....................................    1,799    3,530    5,329
                                                     -------- -------- --------
  Future net cash flows before income taxes.........   91,353  102,818  194,171
  Less--10% annual discount for estimated timing of
   cash flows.......................................   30,671   44,753   75,424
                                                     -------- -------- --------
  Present value of future net cash flows before
   income tax.......................................   60,682   58,065  118,747
  Less--present value of future income taxes........    4,276   20,711   24,987
                                                     -------- -------- --------
  Standardized measure of discounted future net cash
   flows............................................ $ 56,406 $ 37,354 $ 93,760
                                                     ======== ======== ========

                             PETROCORP INCORPORATED

                        December 31, 2000, 1999 and 1998

                                                       U.S.    Canada   Total
                                                      ------- -------- --------
1998:
  Future gross revenues.............................. $73,407 $107,803 $181,210
  Less--future costs:
    Production.......................................  27,841   17,501   45,342
    Development......................................   2,094    3,719    5,813
                                                      ------- -------- --------
  Future net cash flows before income taxes..........  43,472   86,583  130,055
  Less--10% annual discount for estimated timing of
   cash flows........................................  12,508   39,535   52,043
                                                      ------- -------- --------
  Present value of future net cash flows before
   income tax........................................  30,964   47,048   78,012
  Less--present value of future income taxes.........      --   16,470   16,470
                                                      ------- -------- --------
  Standardized measure of discounted future net cash
   flows............................................. $30,964 $ 30,578 $ 61,542
                                                      ======= ======== ========

   The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

                                                    U.S.     Canada    Total
                                                  --------  --------  --------
2000:
  Standardized measure--beginning of period...... $ 56,406  $ 37,354  $ 93,760
  Sales of oil and gas produced, net of
   production costs..............................  (17,668)  (16,558)  (34,226)
  Purchases of minerals-in-place.................       23        75        98
  Extensions, discoveries and improved recovery..    8,502    18,626    27,128
  Sales of minerals-in-place.....................     (108)       --      (108)
  Net changes in prices and productions costs....   94,155   219,553   313,708
  Development costs incurred and changes in
   estimated future development costs............      238     2,705     2,943
  Revisions to previous quantity estimates.......   16,130   (18,563)   (2,433)
  Accretion of discount..........................    6,068     5,807    11,875
  Changes in timing of production and other......  (15,899)  (11,579)  (27,478)
  Net changes in income taxes....................  (38,584)  (90,148) (128,732)
                                                  --------  --------  --------
  Standardized measure--end of period............ $109,263  $147,272  $256,535
                                                  ========  ========  ========
1999:
  Standardized measure--beginning of period...... $ 30,964  $ 30,578  $ 61,542
  Sales of oil and gas produced, net of
   production costs..............................  (10,950)   (7,479)  (18,429)
  Purchases of minerals-in-place.................      187     1,491     1,678
  Extensions and discoveries.....................    3,198     1,100     4,298
  Sales of minerals-in-place.....................       --        --        --
  Net changes in prices and productions costs....   27,195    11,517    38,712
  Development costs incurred and changes in
   estimated future development costs............      456       805     1,261
  Revisions to previous quantity estimates.......   14,144     1,672    15,816
  Accretion of discount..........................    3,096     4,706     7,802
  Changes in timing of production and other......   (7,608)   (2,795)  (10,403)
  Net changes in income taxes....................   (4,276)   (4,241)   (8,517)
                                                  --------  --------  --------
  Standardized measure--end of period............ $ 56,406  $ 37,354  $ 93,760
                                                  ========  ========  ========

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998

                                                      U.S.    Canada    Total
                                                     -------  -------  -------
1998:
  Standardized measure--beginning of period......... $61,239  $31,048  $92,287
  Sales of oil and gas produced, net of production
   costs............................................ (10,740)  (5,537) (16,277)
  Purchases of minerals-in-place....................   2,547      437    2,984
  Extensions and discoveries........................     609    2,833    3,442
  Sales of minerals-in-place........................    (266)  (1,432)  (1,698)
  Net changes in prices and productions costs....... (29,854)  11,599  (18,255)
  Development costs incurred and changes in
   estimated future development costs...............   1,870      714    2,584
  Revisions to previous quantity estimates..........  (4,790)  (1,191)  (5,981)
  Accretion of discount.............................   6,863    4,219   11,082
  Changes in timing of production and other.........  (4,378)  (6,622) (11,000)
  Net changes in income taxes.......................   7,864   (5,490)   2,374
                                                     -------  -------  -------
  Standardized measure--end of period............... $30,964  $30,578  $61,542
                                                     =======  =======  =======

   The standardized measure amounts are based on current prices at each year end and reflect overall weighted average prices of:

                                                             U.S.  Canada Total
                                                            ------ ------ ------
      2000:
        Oil (per BBL)...................................... $26.25 $29.73 $27.16
        Gas (per Mcf)......................................   9.98   8.85   9.19
      1999:
        Oil (per BBL)...................................... $24.40 $22.84 $23.95
        Gas (per Mcf)......................................   2.35   1.80   1.95
      1998:
        Oil (per BBL)...................................... $10.15 $ 8.63 $ 9.63
        Gas (per Mcf)......................................   2.15   1.66   1.80

   Information relating to sulfur in Canada which has not been included in the standardized measure is summarized as follows:

                                                     2000      1999      1998
                                                   -------- ---------- --------
   Revenues for year ended December 31............ $268,000 $  120,000 $ 55,000
   Production (long tons) for the year ended
    December 31...................................   11,000     15,000   15,000
   Estimated proved reserves (long tons) as of
    December 31...................................  176,000    202,000  221,000
   Present value (10%), before income taxes, of
    future net revenues...........................  951,000  1,630,000  468,000
   Price per long ton, net of transportation
    costs, used to determine future revenues at
    December 31................................... $   9.84 $    14.28 $   3.90

                             PETROCORP INCORPORATED

                        December 31, 2000, 1999 and 1998


14. Summarized Quarterly Financial Data (unaudited)
  (amounts in thousands, except per share
                   data)

                                       First   Second   Third   Fourth
                                      quarter  quarter quarter  quarter  Year
                                      -------  ------- -------  ------- -------
Year ended December 31, 2000:
  Revenues........................... $7,742   $9,203  $11,787  $15,841 $44,573
  Gross profit(1)....................  3,778    4,917    6,850   11,210  26,755
  Income from operations.............  3,394    4,840    6,422   11,015  25,671
  Net income (loss)(2)...............  1,510    2,330    3,264    5,714  12,818
  Net income (loss) per share--
   basic(2).......................... $ 0.17   $ 0.27  $  0.38  $  0.66 $  1.47

Year ended December 31, 1999:
  Revenues........................... $5,405   $6,460  $ 7,728  $ 7,533 $27,126
  Gross profit(1)....................  1,038    2,094    3,223    3,851  10,206
  Income from operations............. (1,106)   1,273       (3)   2,088   2,252
  Net income (loss).................. (1,121)     483     (370)     802    (206)
  Net income (loss) per share--
   basic............................. $(0.13)  $ 0.06  $ (0.04) $  0.09 $ (0.02)

--------
(1) Revenues less operating expenses other than general and administrative and restructuring costs.
(2) Net income for the second quarter and year are net of a $242 extraordinary loss ($0.03 per share).

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

Date: March 14, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gary R. Christopher           President, Chief Executive   March 14, 2001
______________________________________  Officer (Principal
         Gary R. Christopher            Executive Officer) and
                                        Director

       /s/ Steven R. Berlin            Vice President--Finance,     March 14, 2001
______________________________________  Secretary & Treasurer
           Steven R. Berlin             (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

        /s/ Steven E. Amos             Controller                   March 14, 2001
______________________________________
            Steven E. Amos

      /s/ Lealon L. Sargent            Chairman of the Board of     March 14, 2001
______________________________________  Directors
          Lealon L. Sargent

      /s/ Thomas N. Amonett            Director                     March 14, 2001
______________________________________
          Thomas N. Amonett

        /s/ Mark W. Files              Director                     March 14, 2001
______________________________________
            Mark W. Files

        /s/ W. Neil McBean             Director                     March 14, 2001
______________________________________
            W. Neil McBean

      /s/ Stephen M. McGrath           Director                     March 14, 2001
______________________________________
          Stephen M. McGrath

       /s/ Robert C. Thomas            Director                     March 14, 2001
______________________________________
           Robert C. Thomas

                                 EXHIBIT INDEX

 No.   Item
 ---   ----
  21   --List of material subsidiaries

  23.1 --Consent of PricewaterhouseCoopers LLP

  23.2 --Consent of Huddleston & Co., Inc.