Form 10-K405/A
period 2000-12-31
PETROCORP INC
filed 2001-03-27
CIK 911359

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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
                                            =====  ====== =======    ========

   Hanlan-Robb. PetroCorp's largest single producing area is the Hanlan-Robb natural gas production complex located in the foothills region of western Alberta, Canada, which accounted for approximately 42% of the Company's 2000 net daily gas production. The Company owns an interest in eleven producing fields in this area, covering 46,000 developed acres, with current combined production of 240 MMcf/D. PetroCorp has additional interests in 80,000 undeveloped acres in this area. The key field is the Hanlan Swan Hills Gas Unit #1, with a current gross production of 134 MMcf/D. PetroCorp's ownership is part of a joint venture managed by the Company with institutional investors that collectively own 21.7% of the field. PetroCorp's working interest in this field is 35% of the joint venture, or 7.6%. Petro-Canada (not an affiliate of PetroCorp) is the largest interest owner in the area and operates the Hanlan-Robb area fields and the related gathering system and processing plant. Other PetroCorp fields in this area include Shaw/Basing, Minehead, Columbia, Red Cap, Lambert, Banshee and Medicine Lodge.

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

   In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report and "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2000.

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

   Income Taxes. The Company recorded a $10.1 million income tax expense on pre-tax income of $23.2 million with an effective tax rate of 44% in 2000 compared to an income tax benefit of $954,000 on a pre-tax loss of $1.2 million with an effective tax rate of 82% in 1999. During 2000, the Company recorded an income tax provision for its Canadian operations with an effective tax rate of 47% and tax provision for its U.S. operations with an effective tax rate of 39%, resulting in an overall effective tax rate of 44%. Effective tax rates in excess of statutory rates are primarily due to adjustments of approximately $1.2 million resulting from audits by Canadian tax authorities.

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

 Possible Merger with Southern Mineral

   As indicated in Note 11 to the financial statements and Part I, Item 1, "Exploration and Development Activity", PetroCorp has entered into an agreement to merge with Southern Mineral Corporation. Funds needed to complete this transaction will be provided by cash on hand and borrowings under existing lines of credit.

   Subsequent to the signing of the merger agreement, PetroCorp purchased shares of Southern Mineral common stock via open-market and negotiated transactions. As of March 31, 2001, PetroCorp had acquired 738,836 shares of Southern Mineral stock at an average price of $4.21 per share. As a result, PetroCorp currently owns 6% of the outstanding shares of Southern Mineral stock.

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

                             PETROCORP INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                  Retained
                         Common Stock             earnings   Accumulated
                         ------------- Additional (accumu-      other
                         Shares         paid-in    lated    comprehensive Treasury
                         issued Amount  capital   deficit)      loss       stock    Total
                         ------ ------ ---------- --------  ------------- -------- -------
Balance, December 31,
 1997................... 8,616   $86    $71,143   $     71     $(4,496)    $(247)  $66,557
  Net loss..............    --    --         --    (24,395)         --        --   (24,395)
  Additional paid-in
   capital..............    40     1        102         --          --        --       103
  Accumulated other
   comprehensive loss...    --    --         --         --      (1,768)       --    (1,768)
  Treasury stock (24,697
   shares)..............    --    --         --         --          --       247       247
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 1998................... 8,656    87     71,245    (24,324)     (6,264)       --    40,744
  Net loss..............    --    --         --       (206)         --        --      (206)
  Exercise of stock
   options..............    27    --        135         --          --        --       135
  Accumulated other
   comprehensive
   income...............    --    --         --         --       1,690        --     1,690
  Treasury stock........    --    --         --         --          --        --        --
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 1999................... 8,683    87     71,380    (24,530)     (4,574)       --    42,363
  Net income............    --    --         --     12,818          --        --    12,818
  Exercise of stock
   options..............    21    --        234         --          --        --       234
  Accumulated other
   comprehensive loss...    --    --         --         --      (1,138)       --    (1,138)
                         -----   ---    -------   --------     -------     -----   -------
Balance, December 31,
 2000................... 8,704   $87    $71,614   $(11,712)    $(5,712)    $  --   $54,277
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

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


9. Geographic Area Information

   The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (amounts in thousands):

                                     United               General
                                     States      Canada  Corporate     Total
                                     -------     ------- ---------    --------
2000:
  Revenues.......................... $23,588     $20,985  $    --     $ 44,573
  Income (loss) from operations.....  12,353      14,402   (1,084)(A)   25,671
  Depreciation, depletion and
   amortization.....................   5,178       4,293       --        9,471
  Capital expenditures..............   1,730       6,459       --        8,189
  Long-lived assets at December 31..  44,259      36,931      242       81,432

1999:
  Revenues.......................... $15,565     $11,561  $    --     $ 27,126
  Income (loss) from operations        5,045       5,607   (8,400)(B)    2,252
  Depreciation, depletion and
   amortization.....................   5,746       3,714      446        9,906
  Capital expenditures..............   1,043       2,212       --        3,255
  Long-lived assets at December 31..  51,516      36,106      107       87,729

1998:
  Revenues.......................... $15,911     $ 9,296  $    --     $ 25,207
  Income (loss) from operations      (35,593)(C)   3,381   (4,840)     (37,052)
  Depreciation, depletion and
   amortization.....................  12,511       3,698      359       16,568
  Capital expenditures..............  11,673       7,653       68       19,394
  Long-lived assets at December 31..  54,335      36,668      308       91,311

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

                            PETROCORP INCORPORATED

                       December 31, 2000, 1999 and 1998


 Costs Incurred in Oil and Gas Producing Activities

   Presented below are costs incurred in petroleum property acquisition, exploration and development activities (amounts in thousands):

                                                           U.S.   Canada  Total
                                                          ------- ------ -------
   2000:
     Acquisition of properties:
       Proved properties................................. $   104 $  126 $   230
       Unproved properties...............................      80    269     349
     Exploration costs...................................      --    166     166
     Development costs(A)................................   1,553  5,365   6,918
                                                          ------- ------ -------
         Total........................................... $ 1,737 $5,926 $ 7,663
                                                          ======= ====== =======

   1999:
     Acquisition of properties:
       Proved properties................................. $   150 $  230 $   380
       Unproved properties...............................      90      9      99
     Exploration costs...................................      27    204     231
     Development costs...................................     776  1,603   2,379
                                                          ------- ------ -------
         Total........................................... $ 1,043 $2,046 $ 3,089
                                                          ======= ====== =======

   1998:
     Acquisition of properties:
       Proved properties................................. $ 4,260 $  595 $ 4,855
       Unproved properties...............................   1,227     --   1,227
     Exploration Costs...................................   3,168  4,436   7,604
     Development costs...................................   2,861  1,713   4,574
                                                          ------- ------ -------
         Total........................................... $11,516 $6,744 $18,260
                                                          ======= ====== =======

   Included in the above amounts for the years ended December 31, 2000, 1999 and 1998 were nil, $1,188 and $1,811, respectively, of capitalized internal costs related to property acquisition, exploration and development.

   (A) Includes approximately $600 of costs for development of properties previously classified as proved undeveloped properties.

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

   The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

                                                       U.S.    Canada   Total
                                                     -------- -------- --------
2000:
  Future gross revenues............................. $313,677 $501,760 $815,437
  Less--future costs:
    Production......................................   55,534   31,530   87,064
    Development(A)..................................    2,457    2,979    5,436
                                                     -------- -------- --------
  Future net cash flows before income taxes.........  255,686  467,251  722,937
  Less--10% annual discount for estimated timing of
   cash flows.......................................  103,563  209,119  312,682
                                                     -------- -------- --------
  Present value of future net cash flows before
   income tax.......................................  152,123  258,132  410,255
  Less--present value of future income taxes........   42,860  110,860  153,720
                                                     -------- -------- --------
  Standardized measure of discounted future net cash
   flows............................................ $109,263 $147,272 $256,535
                                                     ======== ======== ========
   (A) $3,232 of development costs are for proved undeveloped properties.

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

Date: March 26, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gary R. Christopher           President, Chief Executive   March 26, 2001
______________________________________  Officer (Principal
         Gary R. Christopher            Executive Officer) and
                                        Director

       /s/ Steven R. Berlin            Vice President--Finance,     March 26, 2001
______________________________________  Secretary & Treasurer
           Steven R. Berlin             (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

        /s/ Steven E. Amos             Controller                   March 26, 2001
______________________________________
            Steven E. Amos

      /s/ Lealon L. Sargent            Chairman of the Board of     March 26, 2001
______________________________________  Directors
          Lealon L. Sargent

      /s/ Thomas N. Amonett            Director                     March 26, 2001
______________________________________
          Thomas N. Amonett

        /s/ Mark W. Files              Director                     March 26, 2001
______________________________________
            Mark W. Files

        /s/ W. Neil McBean             Director                     March 26, 2001
______________________________________
            W. Neil McBean

      /s/ Stephen M. McGrath           Director                     March 26, 2001
______________________________________
          Stephen M. McGrath

       /s/ Robert C. Thomas            Director                     March 26, 2001
______________________________________
           Robert C. Thomas

                                 EXHIBIT INDEX

 No.   Item
 ---   ----
  21   --List of material subsidiaries

  23.1 --Consent of PricewaterhouseCoopers LLP

  23.2 --Consent of Huddleston & Co., Inc.