Form 10-Q
period 2001-03-31
PETROCORP INC
filed 2001-05-09
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 2001:


        Common Stock, $.01 per value                   8,721,819
              (Title of Class)              (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                     INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                                     1
   Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000                2
   Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000                3
   Notes to Consolidated Financial Statements                                                              4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       11

PART II.  OTHER INFORMATION                                                                               11

SIGNATURES                                                                                                12

Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss the Company's expected future results based on current and pending business operations. The Company is making these forward-looking statements in reliance on the safe harbor protections provided under the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Important risk factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company would include, but in no way be limited by, the Company's ability to obtain agreements with co-venturers, partners and governments; its ability to engage drilling, construction and other contractors; its ability to obtain economical and timely financing; geological, land, sea or weather conditions; world prices for oil, natural gas and natural gas liquids; adequate and reliable transportation systems; and foreign and United States laws, including tax laws. Additional information about issues that could lead to material changes in performance is contained in the Company's Form 10-K.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                       MARCH 31,    DECEMBER 31,
                                                                          2001          2000
                                                                       ---------    ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                            $ 28,642        $ 21,946
   Accounts receivable, net                                               10,253          13,332
   Other current assets                                                      581             609
                                                                        --------        --------
     Total current assets                                                 39,476          35,887
                                                                        --------        --------
Property, plant and equipment:
   Oil and gas properties, at cost, full cost method, net
     of accumulated depreciation, depletion and amortization              66,183          68,432
   Plant and related facilities, net                                       2,157           2,451
   Other, net                                                                  -              53
                                                                        --------        --------
                                                                          68,340          70,936
                                                                        --------        --------
Investment in Southern Mineral Corporation (see Note 8)                    3,410               -
Deferred income taxes                                                      8,310          10,254
Other assets, net                                                            205             242
                                                                        --------        --------
     Total assets                                                       $119,741        $117,319
                                                                        ========        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $ 21,968        $ 17,732
   Accrued liabilities                                                     1,749           2,488
   Income tax payable                                                      1,655           5,444
   Current portion of long-term debt                                       1,135           1,194
                                                                        --------        --------
     Total current liabilities                                            26,507          26,858
                                                                        --------        --------
Long-term debt                                                            28,196          29,992
                                                                        --------        --------
Deferred income taxes                                                      6,028           6,192
                                                                        --------        --------
Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     8,721,819 and 8,703,719 shares outstanding as of
     March 31, 2001 and December 31, 2000, respectively                       87              87
   Additional paid-in capital                                             71,871          71,614
   Accumulated deficit                                                    (5,506)        (11,712)
   Accumulated other comprehensive loss                                   (7,442)         (5,712)
                                                                        --------        --------
     Total shareholders' equity                                           59,010          54,277
                                                                        --------        --------
       Total liabilities and shareholders' equity                       $119,741        $117,319
                                                                        ========        ========

  The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                      For the three months
                                                         ended March 31,
                                                      ---------------------
                                                          2001       2000
                                                      ---------------------
REVENUES:
   Oil and gas                                           $13,225    $ 7,145
   Plant processing                                          433        472
   Other                                                     111        125
                                                         -------    -------
                                                          13,769      7,742
                                                         -------    -------
EXPENSES:
   Production costs                                        1,574      1,666
   Depreciation, depletion and amortization                2,234      2,185
   General and administrative                                479        384
   Other operating expenses                                   36        113
                                                         -------    -------
                                                           4,323      4,348
                                                         -------    -------
INCOME FROM OPERATIONS                                     9,446      3,394
                                                         -------    -------
OTHER INCOME (EXPENSES):
   Investment income                                          38        193
   Interest expense                                         (219)    (1,026)
   Other income (expenses)                                 1,278          -
                                                         -------    -------
                                                           1,097       (833)
                                                         -------    -------
INCOME BEFORE INCOME TAXES                                10,543      2,561
                                                         -------    -------
Income tax provision:
   Current                                                 2,250          -
   Deferred                                                2,087      1,051
                                                         -------    -------
                                                           4,337      1,051
                                                         -------    -------
NET INCOME                                               $ 6,206    $ 1,510
                                                         =======    =======
Net income per common share - basic                        $0.71      $0.17
                                                         =======    =======
Net income per common share - diluted                      $0.70      $0.17
                                                         =======    =======
Weighted average number of common shares - basic           8,714      8,683
                                                         =======    =======
Weighted average number of common shares - diluted         8,879      8,707
                                                         =======    =======

  The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                         For the three months
                                                            ended March 31,
                                                         ---------------------
                                                             2001       2000
                                                         ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  6,206     $ 1,510
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization              2,234       2,185
       Deferred income tax expense                           2,087       1,051
       Other                                                   142           5
   Changes in operating assets and liabilities:
       Accounts receivable                                   3,079        (513)
       Other current assets                                     28          33
       Accounts payable                                      4,236        (740)
       Accrued liabilities                                    (334)     (1,245)
       Income tax payable                                   (3,624)          -
                                                          --------     -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES          14,054       2,286
                                                          --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                      (1,707)     (1,900)
   Additions to plant and related facilities                  (113)       (101)
   Investment in Southern Mineral Corporation               (3,410)          -
                                                          --------     -------
         NET CASH USED IN INVESTING ACTIVITIES              (5,230)     (2,001)
                                                          --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                             34,873          58
   Repayment of long-term debt                             (36,602)       (256)
   Other                                                       115           -
                                                          --------     -------
         NET CASH USED IN FINANCING ACTIVITIES              (1,614)       (198)
                                                          --------     -------
Effect of exchange rate changes on cash                       (514)         (2)
                                                          --------     -------
Net increase (decrease) in cash and cash equivalents         6,696          85
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            21,946      12,899
                                                          --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 28,642     $12,984
                                                          ========     =======

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

  The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

                                                       Expenditures
                                           Balance at     charged        Changes      Balance at
                                           December 31,   against           in         March 31,
                                              2000        accrual        estimates       2001
                                        --------------------------------------------------------
Office lease discontinuance and other       $70,000        $22,000            -          $48,000
   related costs                            =======        =======       =======         =======

NOTE 3 - COMPREHENSIVE INCOME:

  The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment.

  The Company's comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                 For the three
                                                 months ended
                                                   March 31,
                                              ------------------
                                                2001       2000
                                              -------     ------
Net income                                    $ 6,206     $1,510
Foreign currency translation gain (loss)       (1,730)      (114)
                                              -------     ------
Comprehensive income                          $ 4,476     $1,396
                                              =======     ======

NOTE 4 - EARNINGS PER SHARE:

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

                                   Three months ended March 31,
                                   ----------------------------
                                                        Per
                                        Net            Share
                                      Income   Shares  Amount
                                      ------   ------  ------
2001
 Basic EPS:
  Net income                          $6,206   8,714   $ 0.71
 Effect of dilutive securities:
  Options                                  -     165    (0.01)
                                      ------   -----   ------
 Diluted EPS:
  Net income                          $6,206   8,879   $ 0.70
                                      ======   =====   ======
2000
 Basic EPS:
  Net income                          $1,510   8,683   $ 0.17
 Effect of dilutive securities:
  Options                                  -      24        -
                                      ------   -----   ------
 Diluted EPS:
  Net income                          $1,510   8,707   $ 0.17
                                      ======   =====   ======

  The net income per share amounts do not include the effect of potentially dilutive securities of 364,000 and 561,000 for the three months ended March 31, 2001 and 2000, respectively, as the impact of these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge will be disclosed. The Company adopted SFAS 133 in January 2001.

  To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilized hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of hedged production.

  No hedge transactions were in place during the first quarter of 2001. Although hedge transactions were in place at March 31, 2000, they pertained to oil production from April 2000 through December 2000. Oil and gas revenue includes no adjustment for settled hedging transactions for the first quarters of 2000 and 2001.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

  Investments in property, plant and equipment were as follows at March 31, 2001 and December 31, 2000 (amounts in thousands):

                                                   2001         2000
                                                   ----         ----

Oil and gas properties                          $ 227,640    $ 228,845
Plant and related facilities                        9,591        9,969
Gas gathering facilities                            1,698        1,698
Furniture, fixtures and equipment                       -            -
                                                ---------    ---------
                                                  238,929      240,512
Less - accumulated depreciation, depletion
  and amortization                               (170,589)    (169,576)
                                                ---------    ---------
                                                $  68,340    $  70,936
                                                =========    =========

NOTE 7 - LONG-TERM DEBT:

  In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time.
The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2001, the weighted average interest rate under this facility was approximately 6.7%.

  The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

NOTE 8 - INVESTMENT IN SOUTHERN MINERAL CORPORATION:

  On December 22, 2000, the Company and Southern Mineral Corporation (Southern Mineral) announced they have executed a definitive agreement regarding Southern Mineral's merger into PetroCorp. In the merger, expected to close in the second quarter of 2001, shareholders of Southern Mineral will receive consideration of $4.71 per share in cash or, if the shareholder timely elects, in PetroCorp common stock based on an exchange ratio of .471, subject to possible proration as a result of oversubscription for PetroCorp stock. The merger will be accounted for under the purchase method of accounting.

  Subsequent to the signing of the merger agreement, PetroCorp purchased shares of Southern Mineral common stock via open-market and negotiated transactions. As of March 31, 2001, PetroCorp had acquired 781,336 shares of Southern Mineral stock at an average price of $4.36 per share. As a result, PetroCorp currently owns approximately 6% of the outstanding shares of Southern Mineral stock.

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

                                        UNITED                GENERAL
                                        STATES    CANADA    CORPORATE      TOTAL
                                     ---------------------------------------------
Three months ended March 31, 2001:
  Revenues                              $ 6,594   $ 7,175   $        -     $13,769
  Income (loss) from operations           4,345     5,580         (479)      9,446
  Long-lived assets at March 31          45,288    34,812          165      80,265

Three months ended March 31, 2000:
  Revenues                              $ 4,600   $ 3,142   $        -     $ 7,742
  Income (loss) from operations           2,100     1,677         (383)      3,394
  Long-lived assets at March 31          50,356    37,467           96      87,919

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

  The following table reflects certain operating data for the periods presented:


                                                               For the
                                                            three  months
                                                           ended March 31,
                                                           ---------------
                                                            2001     2000
                                                           ------   ------
PRODUCTION:
 United States
   Oil (MBbls)                                                 66       82
   Gas (MMcf)                                                 755      937
   Total gas equivalents (MMcfe)                            1,151    1,429
 Canada:
   Oil (MBbls)                                                 28       31
   Gas (MMcf)                                               1,150      990
   Total gas equivalents (MMcfe)                            1,318    1,176
 Total:
   Oil (MBbls)                                                 94      113
   Gas (MMcf)                                               1,905    1,927
   Total gas equivalents (MMcfe)                            2,469    2,605
AVERAGE SALES PRICES:
 United States:
   Oil (per Bbl)                                           $27.31   $27.51
   Gas (per Mcf)                                             6.27     2.47
 Canada:
   Oil (per Bbl)                                            25.59    26.56
   Gas (per Mcf)                                             5.19     1.77
 Weighted average:
   Oil (per Bbl)                                            26.80    27.25
   Gas (per Mcf)                                             5.62     2.11
SELECTED DATA PER MCFE:
 Average sales price                                       $ 5.36   $ 2.74
 Production costs                                            0.64     0.64
 General and administrative expenses                         0.19     0.15
 Oil and gas depreciation, depletion and amortization        0.76     0.70

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
  2000

     Overview. The Company recorded first quarter 2001 net income of $6,206,000, or $0.71 per share. This compares to net income of $1,510,000 or $0.17 per share recorded in the first quarter of 2000. This improvement results primarily from higher oil and gas prices. Net cash provided by operating activities was $14.1 million for the quarter ended March 31, 2001 compared to net cash provided of $2.3 million for the corresponding quarter of 2000.

     Revenues. Total revenues increased 79% to $13.8 million in the first quarter of 2001 compared to $7.7 million in the first quarter of 2000, primarily due to commodity price increases. The Company's natural gas production decreased 1% to 1,905 MMcf from 1,927 MMcf and oil production declined 17% to 94 MBbls from 113 MBbls, resulting in the Company's overall equivalent production decreasing 5% to 2,469 MMcfe from 2,605 MMcfe. The decrease in oil and gas production reflects normal production declines partially offset by new wells coming on line in the Shaw/Basing area in Canada.

     The Company's composite average oil price decreased 2% to $26.80 per barrel in the first quarter of 2001 from $27.25 per barrel in the first quarter of 2000. The Company's average U.S. natural gas price increased 154% to $6.27 per Mcf in the first quarter of 2001 from $2.47 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 193% to $5.19 per Mcf in the first quarter of 2001 from $1.77 per Mcf for 2000. The significant increase in prices, partially offset by the decline in production volumes, resulted in an 85% increase in oil and gas revenues to $13.2 million in the first quarter of 2001 from $7.1 million in the prior year.

     Production Costs. Production costs decreased 6% to $1.6 million in the first quarter of 2001 as a result of fewer workover operations for repairs and production enhancement. Production costs per Mcfe remained unchanged at $0.64 per Mcfe in the first quarter of 2001.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 2% to $2.2 million in the first quarter of 2001. The composite oil and gas DD&A rate increased 9% to $0.76 per Mcfe from $0.70 per Mcfe. This reflects the impact of previously unevaluated properties evaluated in late 2000 and moved to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 25% to $479,000 in the first quarter of 2001 from $384,000 in the first quarter of 2000 due to $142,000 of stock options expense, which is a non-cash expense, recorded in 2001.

     Investment Income. Investment income decreased 80% to $38,000 in the first quarter of 2001 from $193,000 in the first quarter of 2000 due to excess cash being used to pay down debt.

     Interest Expense. Interest expense decreased 79% to $219,000 in the first quarter of 2001 from $1,026,000 in the prior year quarter, reflecting the reductions in outstanding debt, as described in the Liquidity and Capital Resources section.

     Other Income. The Company recorded a $1.3 million realized translation gain for the short-term investment of Canadian assets in US dollar denominated accounts during the first quarter of 2001.

     Income Taxes. The Company recorded a $4,337,000 income tax expense with an effective tax rate of 41% on a pre-tax income of $10,543,000 in the first quarter of 2001. This compares to an income tax expense of $1,051,000 with an effective tax rate of 41% on pre-tax income of $2.6 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had working capital of $13.0 million as compared to $9.0 million at December 31, 2000. Net cash provided by operating activities was $14.1 million for the three months ended March 31, 2001 compared to $2.3 million for the corresponding three months of 2000.

     The Company's total capital expenditures were $1.8 million and $2.0 million for the three months ended March 31, 2001 and 2000, respectively, primarily related to exploration and development.

     No sales of oil and gas properties occurred in the first three months of either 2001 or 2000.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time.
The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2001, the Company had a total of $27 million outstanding under the revolver and $31 million available based on the current borrowing base, as defined, subject to certain limitations. During the first quarter of 2001, the average interest rate under this facility was approximately 8.1%.

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

     Possible Merger with Southern Mineral

     As indicated in Note 8 to the financial statements, PetroCorp has entered into an agreement to merge with Southern Mineral Corporation. Funds needed to complete this transaction will be provided by cash on hand and borrowings under existing lines of credit.

     Subsequent to the signing of the merger agreement, PetroCorp purchased shares of Southern Mineral common stock via open-market and negotiated transactions. As of March 31, 2001, PetroCorp has acquired 781,336 shares of Southern Mineral stock at an average price of $4.36 per share. As a result, PetroCorp currently owns approximately 6% of the outstanding shares of Southern Mineral stock.

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

  No hedge transactions were in place during the first quarter of 2001. Although hedge transactions were in place at March 31, 2000, they pertained to oil production from April 2000 through December 2000. Oil and gas revenue includes no adjustment for settled hedging transactions for the first quarters of 2000 and 2001.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  Not Applicable

Item 2 - Changes in Securities

  Not Applicable

Item 3 - Defaults upon Senior Securities

  Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

  (A) May 8, 2001 special meeting of shareholders.

     (1) Approval of merger agreement with Southern Mineral Corporation

                                                                  Number of Votes
                                      ---------------------------------------------------------------------
                                                                                        Abstentions and
                                               For                  Against             Broker Non-Votes
                                      ---------------------  ---------------------  ------------------------
                                            6,216,919                  10                       600

Item 5 - Other Information

  Not Applicable

Item 6 -

  (a)     Exhibits

     Not Applicable

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


                                        PETROCORP INCORPORATED
                                        ----------------------
                                        (Registrant)



Date: May 9, 2001                       /s/  STEVEN R. BERLIN
                                        -----------------------
                                        Steven R. Berlin
                                        Chief Financial Officer and Secretary
                                        (On behalf of the Registrant and as the
                                        Principal Financial Officer)