Form 10-Q
period 2001-06-30
PETROCORP INC
filed 2001-08-14
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

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


                            Yes    X       No  _____
                                 -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 30, 2001:


Common Stock, $.01 per value                             12,738,096
----------------------------                             ----------
     (Title of Class)                          (Number of Shares Outstanding)

                            PETROCORP INCORPORATED

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                                          1
   Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000             2
   Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000                       3
   Notes to Consolidated Financial Statements                                                                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           13

PART II.  OTHER INFORMATION                                                                                   14

SIGNATURES                                                                                                    15


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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         2001          2000
                                                                       ---------    ------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents                                            $ 25,127        $ 21,946
   Accounts receivable, net                                               14,089          13,332
   Other current assets                                                      936             609
                                                                        --------        --------
   Total current assets                                                   40,152          35,887
                                                                        --------        --------
Property, plant and equipment:
   Oil and gas properties, at cost, full cost method, net
     of accumulated depreciation, depletion and amortization             148,795          68,432
   Plant and related facilities, net                                       1,963           2,451
   Other, net                                                                 50              53
                                                                        --------        --------
                                                                         150,808          70,936
                                                                        --------        --------
Deferred income taxes                                                      7,944          10,254
Other assets, net                                                          3,008             242
                                                                        --------        --------
   Total assets                                                         $201,912        $117,319
                                                                        ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $ 16,358        $ 17,732
   Accrued liabilities                                                     7,042           2,488
   Income tax payable                                                        111           5,444
   Current portion of long-term debt                                       1,278           1,194
                                                                        --------        --------
   Total current liabilities                                              24,789          26,858
                                                                        --------        --------
Long-term debt                                                            58,362          29,992
                                                                        --------        --------
Deferred income taxes                                                     16,219           6,192
                                                                        --------        --------
Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     12,738,096 and 8,703,719 shares outstanding as of
     June 30, 2001 and December 31, 2000, respectively                       127              87
   Additional paid-in capital                                            110,595          71,614
   Accumulated deficit                                                    (2,907)        (11,712)
   Accumulated other comprehensive loss                                   (5,273)         (5,712)
                                                                        --------        --------
   Total shareholders' equity                                            102,542          54,277
                                                                        --------        --------
   Total liabilities and shareholders' equity                           $201,912        $117,319
                                                                        ========        ========

  The accompanying notes are an integral part of these financial statements.

See notes 6 and 8 specifically for information regarding the Southern Mineral merger.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                        For the three months       For the six months
                                                           ended June 30,            ended June 30,
                                                     -------------------------------------------------
                                                            2001       2000        2001      2000
                                                     -------------------------------------------------
REVENUES:
   Oil and gas                                           $11,655     $8,746     $24,880    $15,891
   Plant processing                                          480        386         913        858
   Other                                                     621         71         732        154
                                                         -------     ------     -------    -------
                                                          12,756      9,203      26,525     16,903
                                                         -------     ------     -------    -------
EXPENSES:
   Production costs                                        2,901      2,124       4,475      3,748
   Depreciation, depletion and amortization                2,941      2,089       5,175      4,274
   General and administrative                                511        577         990        961
   Restructuring costs                                         -       (500)          -       (500)
   Other operating expenses                                  665         73         701        186
                                                         -------     ------     -------    -------
                                                           7,018      4,363      11,341      8,669
                                                         -------     ------     -------    -------
INCOME FROM OPERATIONS                                     5,738      4,840      15,184      8,234
                                                         -------     ------     -------    -------
OTHER INCOME (EXPENSES):
   Investment income                                          56        184          94        377
   Interest expense                                         (449)      (992)       (668)    (2,018)
   Other income (expenses)                                (1,053)       188         225        188
                                                         -------     ------     -------    -------
                                                          (1,446)      (620)       (349)    (1,453)
                                                         -------     ------     -------    -------
INCOME BEFORE INCOME TAXES                                 4,292      4,220      14,835      6,781
                                                         -------     ------     -------    -------
Income tax provision:
   Current                                                 1,453      1,432       3,703      1,432
   Deferred                                                  240        216       2,327      1,267
                                                         -------     ------     -------    -------
                                                           1,693      1,648       6,030      2,699
                                                         -------     ------     -------    -------

NET INCOME BEFORE EXTRAORDINARY ITEM                       2,599      2,572       8,805      4,082

Extraordinary item - extinguishment of debt (less
  applicable income taxes of $143,000)                         -        242           -        242
                                                         -------     ------     -------    -------

NET INCOME                                               $ 2,599     $2,330     $ 8,805    $ 3,840
                                                         =======     ======     =======    =======

Net income per common share - basic:
   Income before extraordinary item                      $  0.27     $ 0.30     $  0.95    $  0.47
   Extraordinary item                                       0.00      (0.03)       0.00      (0.03)
                                                         -------     ------     -------    -------
   Net income                                            $  0.27     $ 0.27     $  0.95    $  0.44
                                                         =======     ======     =======    =======

Net income per common share - diluted:
   Income before extraordinary item                      $  0.26     $ 0.30     $  0.93    $  0.47
   Extraordinary item                                       0.00      (0.03)       0.00      (0.03)
                                                         -------     ------     -------    -------
   Net income                                            $  0.26     $ 0.27     $  0.93    $  0.44
                                                         =======     ======     =======    =======

Weighted average number of common shares - basic           9,783      8,686       9,253      8,685
                                                         =======     ======     =======    =======

Weighted average number of common shares - diluted         9,966      8,733       9,427      8,721
                                                         =======     ======     =======    =======

  The accompanying notes are an integral part of these financial statements.

         See notes 6 and 8 specifically for information regarding the
                           Southern Mineral merger.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             For the six months
                                                               ended June 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  8,805    $  3,840
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation, depletion and amortization                    5,175       4,274
   Deferred income tax expense                                 2,327       1,267
   Other                                                         142         187
   Changes in operating assets and liabilities:
   Accounts receivable                                         4,569      (1,521)
   Other current assets                                          163          33
   Accounts payable                                           (4,124)        683
   Accrued liabilities                                           628      (2,242)
   Income tax payable                                         (5,162)      1,419
                                                            --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  12,523       7,940
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties                        (4,994)     (3,383)
   Additions to plant and related facilities                    (134)       (408)
   Purchase of Southern Mineral Corporation net assets       (19,849)          -
                                                            --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                     (24,977)     (3,791)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               88,250       9,169
   Repayment of long-term debt                               (72,399)    (17,861)
   Other                                                         261          64
                                                            --------    --------
   NET CASH USED IN FINANCING ACTIVITIES                      16,112      (8,628)
                                                            --------    --------
Effect of exchange rate changes on cash                         (477)       (234)
                                                            --------    --------
Net increase (decrease) in cash and cash equivalents           3,181      (4,713)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              21,946      12,899
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 25,127    $  8,186
                                                            ========    ========

  The accompanying notes are an integral part of these financial statements.

 See notes 6 and 8 specifically for information regarding the Southern Mineral merger.

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

                                                           Expenditures
                                           Balance at        charged                    Balance at
                                           December 31,      against       Changes in    June 30,
                                               2000          accrual       estimates       2001
                                           -----------    -------------    ----------   ----------
Office lease discontinuance and other
   related costs                             $70,000         $32,000              -      $38,000
                                           ===========    =============    ===========  ==========


NOTE 3 - COMPREHENSIVE INCOME:

  The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment and derivative cash flow hedges.

  The Company's comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                For the three            For the six
                                                 months ended           months ended
                                                   June 30,               June 30,
                                              ------------------    ---------------------
                                                 2001      2000       2001       2000
                                               ------    ------     ------      ------
Net income (loss)                              $2,599    $2,330     $8,805      $3,840
Derivative hedging gain (loss) (net of
   taxes of $224)                                 390         -        390           -
Foreign currency translation gain (loss)        1,779      (657)        49        (771)
                                               ------    ------     ------      ------
Comprehensive income (loss)                    $4,768    $1,673     $9,244      $3,069
                                               ======    ======     ======      ======

NOTE 4 - EARNINGS PER SHARE:

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

                                                                             Per Share Amounts
                                                               --------------------------------------------
                                                                  Net Income
                                                                     Before
                                            Net                  Extraordinary     Extraordinary      Net
                                          Income    Shares            Item             Loss          Income
                                         --------  --------     --------------     -------------    ---------
THREE MONTHS ENDED JUNE 30,
2001
 Basic EPS:
  Net income                              $2,599     9,783            $ 0.27          $    -           $ 0.27
 Effect of dilutive securities:
  Options                                      -       183             (0.01)              -            (0.01)
                                          ------    ------            ------          ------           ------
 Diluted EPS:
  Net income                              $2,599     9,966            $ 0.26          $ 0.00           $ 0.26
                                          ======    ======            ======          ======           ======
2000
 Basic EPS:
  Net income (A)                          $2,330     8,686            $ 0.30          $(0.03)          $ 0.27
 Effect of dilutive securities:
  Options                                      -        47                 -               -                -
                                          ------    ------            ------          ------           ------
 Diluted EPS:
  Net income                              $2,330     8,733            $ 0.30          $(0.03)          $ 0.27
                                          ======    ======            ======          ======           ======

SIX MONTHS ENDED JUNE 30,
2001
 Basic EPS:
  Net income                              $8,805     9,253            $ 0.95          $    -           $ 0.95
 Effect of dilutive securities:
  Options                                      -       174             (0.02)              -            (0.02)
                                          ------    ------            ------          ------           ------
 Diluted EPS:
  Net income                              $8,805     9,427            $ 0.93          $ 0.00           $ 0.93
                                          ======    ======            ======          ======           ======

2000
 Basic EPS:
  Net income (A)                          $3,840     8,685            $ 0.47          $(0.03)          $ 0.44
 Effect of dilutive securities:
  Options                                      -        36                 -               -                -
                                          ------    ------            ------          ------           ------

 Diluted EPS:
  Net loss                                $3,840     8,721            $ 0.47          $(0.03)          $ 0.44
                                          ======    ======            ======          ======           ======

 (A) Net of extraordinary loss of $242,000 ($0.03 per share).

  The net income per share amounts do not include the effect of potentially dilutive securities of 176,117 and 366,000 for the three months ended June 30, 2001 and 2000, respectively, and 540,117 and 549,000 for the six months ended June 30, 2001 and 2000, respectively, as the impact of these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedging transactions the nature and type of hedge will be disclosed. The Company adopted SFAS 133 in January 2001.

  To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of the hedged production.

  In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices. These transactions applied to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. Oil and gas revenue in the second quarter of 2000 includes $69,000 received and $60,000 in settlement of swap transactions through June 30, 2000. In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 were subject to a $4.96 ceiling and a $3.50 floor per MMbtu. The Company determined that the estimated fair value of the outstanding hedges at June 30, 2000 was not significant.

  As part of PetroCorp's acquisition of Southern Mineral Corporation ("Southern Mineral"), the Company has assumed the following crude oil and natural gas costless collars:

   Oil Hedges
                                                         U.S. $
                                                       NYMEX WTI
                         TOTAL        MONTHLY     ---------------------
      PERIOD              BBL           BBL        FLOOR        CAP
-----------------     -----------   -----------   -------     -------
UNITED STATES
May-01--Dec-01           86,300        10,788    $22.00        $32.20
Jan-02--Sep-02           88,200         9,800    $22.00        $25.60
CANADA
May-01--Dec-01           71,800         8,975    $22.00        $33.30
Jan-02--Sep-02           70,300         7,811    $22.00        $27.00

Gas Hedges
                                                         U.S. $
                                                  HOUSTON SHIP CHANNEL
                         TOTAL        MONTHLY     --------------------
      PERIOD             MMBBL         MMBBL       FLOOR        CAP
-----------------     -----------   -----------   -------     -------
UNITED STATES
May-01--Oct-01          509,000        84,833    $ 2.75        $ 4.98
Nov-01--Mar-02          378,000        75,600    $ 2.75        $ 4.85
Apr-02--Oct-02          466,000        66,571    $ 2.75        $ 3.80

                                                      CDN $ ALBERTA
                                                       SPOT - AECO
                         TOTAL        MONTHLY     --------------------
      PERIOD          GIGAIOULES    GIGAIOULES     FLOOR        CAP
-----------------     -----------   -----------   -------     -------
CANADA
May-01--Sep-02          850,000        50,000    $ 4.05        $ 6.15

  Based on June 30, 2001 prices, a 10% change in oil and gas prices will not cause the Company's obligation under the costless collars to have a material adverse effect on the financial position or results of operations of the Company. Hedging transactions for the three and six months ended June 30, 2001 reduced oil and gas revenues by $29,000

(reclassified from comprehensive income). The estimated fair value at June 30, 2001 of the crude oil and natural gas collars was a liability of $169,000.

  The Company uses the deferral method of accounting for its natural gas and oil price swaps and collars and, therefore, offsets any gain or loss on the swap and collars contract with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in the market price.

  As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million. The interest rate swap does not qualify for hedge accounting at June 30, 2001 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at June 30, 2001 is $188,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

  Investments in property, plant and equipment were as follows at June 30, 2001 and December 31, 2000 (amounts in thousands):

                                                   2001         2000
                                                ---------    ---------
Oil and gas properties                          $ 313,544    $ 228,845
Plant and related facilities                       10,000        9,969
Gas gathering facilities                            1,698        1,698
Furniture, fixtures and equipment                      50            -
                                                ---------    ---------
                                                  325,292      240,512
Less - accumulated depreciation, depletion
  and amortization                               (174,484)    (169,576)
                                                ---------    ---------

                                                $ 150,808    $  70,936
                                                =========    =========

  These values include the preliminary allocation of the purchase price of Southern Mineral and are subject to change. See Note 8.

NOTE 7 - LONG-TERM DEBT:

  In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time.
The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At June 30, 2001, the weighted average interest rate under this facility was approximately 7.5%.

  The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

  As a result of the merger with Southern Mineral, the Company assumed Southern Mineral's outstanding debt of $11.3 million subject to a US credit facility with Bank One and $1.3 million subject to a Canadian loan facility with the Canadian branch of the same lender. At the time of the merger, PetroCorp obtained loan waivers which reduced the facility amounts to $15 million subject to the US facility and C$3 million under the Canadian facility. The Company intends to refinance these loans under the existing TD Bank or a new credit facility.

NOTE 8 - MERGER WITH SOUTHERN MINERAL CORPORATION:

  PetroCorp completed the acquisition of Southern Mineral on June 6, 2001. Southern Mineral shareholders could elect to receive .471 shares of PetroCorp common stock or cash of $4.71 or some combination thereof for each share of Southern Mineral common stock they owned. Based on elections of Southern Mineral shareholders, PetroCorp issued 4 million shares (valued at approximately $39 million) and paid cash of approximately $19.8 million. The cash consideration includes cash due to warrant and option holders, net of cash received from the exercise of Southern Mineral warrants and options. The totals do not reflect 800,336 shares of Southern Mineral purchased by PetroCorp in open market transactions prior to the merger for $3.4 million. THE FOLLOWING INFORMATION IS BASED ON A PRELIMINARY ANALYSIS OF THE TRANSACTION AND IS SUBJECT TO CHANGE WHEN THE FINAL ANALYSIS IS COMPLETE.

  The acquisition of Southern Mineral was accounted for using the purchase method of accounting as of June 1, 2001 because as of that date, the company had effective control, and the results of operations have been included since that date. The purchase price allocation is (amounts in thousands):

Issuance of common stock (net of $380 registration costs)      $ 38,618
Net cash to Southern Mineral stockholders                        19,425
Legal, professional and other costs                                 424
Assumed liabilities and debt and liabilities incurred            30,512
                                                               --------
Total purchase consideration                                   $ 88,979
                                                               ========

Fair value of assets and liabilities acquired
Current assets                                                 $  5,666
Property, plant and equipment                                    80,150
Other assets                                                      3,163
Current liabilities                                              (7,951)
Debt assumed by PetroCorp                                       (12,583)
Deferred income taxes                                            (9,978)
                                                               --------
                                                               $ 58,467
                                                               ========

  The following unaudited pro forma information has been prepared assuming Southern Mineral had been acquired as of the beginning of the period presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results and does not reflect any efficiencies that may result from the integration of Southern Mineral.

                       Pro Forma Information (Unaudited)
                     (In thousands, except per share data)

                                         Six Months Ended   Six Months Ended
                                          June 30, 2001      June 30, 2000
                                         ----------------   ----------------
Revenues                                     $40,738            $32,017
Income before income taxes                   $15,780            $ 8,152
Net income                                   $ 9,395            $ 4,676
Earnings per common share - basic            $  0.75            $  0.37
Earnings per common share - diluted          $  0.74            $  0.37

  The above pro forma data reflects $3,665 and $3,344, respectively, of bankruptcy expenses and restructuring costs (primarily investment banker and employee severance related costs) for Southern Mineral for the six months ended June 30, 2001 and 2000.

NOTE 9 - GEOGRAPHIC AREA INFORMATION:

  The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):

                                         UNITED                 GENERAL
                                         STATES      CANADA    CORPORATE        TOTAL
                                      -----------   --------   ----------    -----------
Three months ended June 30, 2001:
  Revenues                              $ 6,447     $ 6,309        $   -       $ 12,756
  Income (loss) from operations           3,052       3,196         (510)         5,738

Three months ended June 30, 2000:
  Revenues                              $ 4,999     $ 4,204        $   -       $  9,203
  Income (loss) from operations           2,188       2,729          (77)(A)      4,840

Six months ended June 30, 2001:
  Revenues                              $13,041     $13,484        $   -       $ 26,525
  Income (loss) from operations           7,397       8,776         (989)        15,184
  Long-lived assets at June 30           91,459      70,082          219        161,760

Six months ended June 30, 2000:
  Revenues                              $ 9,599     $ 7,304        $   -        $ 16,903
  Income (loss) from operations           4,289       4,406         (461)(A)       8,234
  Long-lived assets at June 30           49,075      37,598            -          86,673

(A) Net of $500 restructuring cost reversal (credit).


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS:

  In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and
142. FAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January, 2002. The Company believes that adoption of these new standards, will not have an effect on its results of operations or its financial position.

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

  The following table reflects certain operating data for the periods presented:


                                                               For the            For the
                                                            three  months       six  months
                                                           ended June 30,      ended June 30,
                                                        ---------------------------------------
                                                            2001     2000     2001      2000
                                                        ---------------------------------------
PRODUCTION:
 United States:
   Oil (MBbls)                                                 91       72      157       154
   Gas (MMcf)                                                 905      853    1,660     1,790
   Total gas equivalents (MMcfe)                            1,451    1,285    2,602     2,714
 Canada:
   Oil (MBbls)                                                 42       30       70        61
   Gas (MMcf)                                               1,285    1,007    2,435     1,997
   Total gas equivalents (MMcfe)                            1,537    1,187    2,855     2,363
 Total:
   Oil (MBbls)                                                133      102      227       215
   Gas (MMcf)                                               2,190    1,860    4,095     3,787
   Total gas equivalents (MMcfe)                            2,988    2,472    5,457     5,077
AVERAGE SALES PRICES:
 United States:
   Oil (per Bbl)                                           $26.65   $27.72   $26.93    $27.61
   Gas (per Mcf)                                             4.37     3.49     5.24      2.96
 Canada:
   Oil (per Bbl)                                            22.40    26.32    23.67     26.44
   Gas (per Mcf)                                             3.37     2.94     4.23      2.36
 Weighted average:
   Oil (per Bbl)                                            25.31    27.31    25.92     27.28
   Gas (per Mcf)                                             3.78     3.19     4.64      2.68
SELECTED DATA PER MCFE:
 Average sales price                                       $ 3.90   $ 3.54   $ 4.56    $ 3.13
 Production costs                                            0.97     0.86     0.82      0.74
 General and administrative expenses                         0.17     0.23     0.18      0.19
 Oil and gas depreciation, depletion and amortization        0.88     0.70     0.82      0.70

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Overview.   The Company recorded second quarter 2001 net income of
$2,599,000, or $0.27 per share. This compares to net income of $2,330,000 or $0.27 per share recorded in the second quarter of 2000. The improvement in net income results from higher oil and gas prices and volume increases primarily due to the merger with Southern Mineral. Net cash used by operating activities was $1.5 million for the quarter ended June 30, 2001 compared to net cash provided of $5.7 million for the corresponding quarter of 2000.

   Revenues. Total revenues increased 39% to $12.8 million in the second quarter of 2001 compared to $9.2 million in the second quarter of 2000, primarily due to commodity price increases. The Company's natural gas production increased 18% to 2,190 MMcf from 1,860 MMcf and oil production increased 30% to 133 MBbls from 102 MBbls, resulting in the Company's overall equivalent production increasing 21% to 2,988 MMcfe from 2,472 MMcfe. The increase in oil and gas production is primarily due to the merger with Southern Mineral as well as several new wells coming on-line in Canada.

   The Company's composite average oil price decreased 7% to $25.31 per barrel in the second quarter of 2001 from $27.31 per barrel in the second quarter of 2000. The Company's average U.S. natural gas price increased 25% to $4.37 per Mcf in the second quarter of 2001 from $3.49 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 15% to $3.37 per Mcf in the second quarter of 2001 from $2.94 per Mcf for 2000. The significant increase in gas prices, as well as the increase in volumes from the merger with Southern Mineral, resulted in a 34% increase in oil and gas revenues to $11.7 million in the second quarter of 2001 from $8.7 million in the prior year.

   Production Costs. Production costs increased 38% to $2.9 million in the second quarter of 2001 as a result of the costs associated with the additional wells acquired in the merger with Southern Mineral and increased production taxes related to higher commodity prices. Production costs per Mcfe increased by 13% to $0.97 per Mcfe in the second quarter of 2001.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 41% to $2.9 million in the second quarter of 2001. The composite oil and gas DD&A rate increased 26% to $0.88 per Mcfe from $0.70 per Mcfe. This reflects the impact of the Southern Mineral acquisition and previously unevaluated properties evaluated in late 2000 and moved to the full cost pool.

   General and Administrative Expenses. General and administrative expenses decreased 11% to $511,000 in the second quarter of 2001 from $577,000 in the second quarter of 2000 as a result of efficiencies achieved through the management agreement with Kaiser-Francis and PetroCorp's restructuring.

   Investment Income. Investment income decreased 70% to $56,000 in the second quarter of 2001 from $184,000 in the second quarter of 2000 due to excess cash being used to pay down debt.

   Interest Expense. Interest expense decreased 55% to $449,000 in the second quarter of 2001 from $992,000 in the prior year quarter, reflecting the reductions in outstanding debt prior to the merger with Southern Mineral. The Liquidity and Capital Resources section further describes changes in debt.

   Other Income. The Company recorded a $1.0 million realized translation loss on the short-term investment of Canadian assets in US dollar denominated accounts during the second quarter of 2001.

   Income Taxes. The Company recorded a $1,639,000 income tax expense with an effective tax rate of 39% on a pre-tax income of $4,292,000 in the second quarter of 2001. This compares to an income tax expense of $1,648,000 with an effective tax rate of 39% on pre-tax income of $4,220,000 million in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Overview. The Company recorded a first half 2001 net income of $8,805,000, or $0.95 per share. This compares to net income of $3,840,000, or $0.44 per share recorded in the first half of 2000. This improvement results from higher oil and gas prices and volume increases primarily due to the merger with Southern Mineral. Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2001 compared to $7.9 million for the corresponding half of 2000.

   Revenues. Total revenues increased 57% to $26.5 million in the first six months of 2001 compared to $16.9 million in the first half of 2000, primarily due to commodity price increases as well as volume increases from the merger with Southern Mineral. The Company's natural gas production increased 8% to 4,095 MMcf from 3,787 MMcf and oil production increased 6% to 227 MBbls from 215 MBbls, resulting in the Company's overall equivalent production increasing 7% to 5,457 MMcfe from 5,077 MMcfe. The increase in natural gas production is primarily the result of the merger with Southern Mineral as well as several new wells coming on-line in both Canada and the US. The increase in oil production also reflects the merger with Southern Mineral.

   The Company's composite average oil price decreased 5% to $25.92 per barrel in the first half of 2001 from $27.28 per barrel in the first six months of 2000. The Company's average U.S. natural gas price increased 77% to $5.24 per Mcf in the first six months of 2001 from $2.96 per Mcf in the prior year, while the average Canadian natural gas price increased 79% to $4.23 per Mcf in the first half of 2001 from $2.36 per Mcf in 2000. The significant increase in gas prices, as well as the increased production volumes, resulted in a 57% increase in oil and gas revenues to $24.9 million in the first six months of 2001 verses $15.9 million in the prior year half.

   Production Costs. Production costs increased 22% to $4.5 million in the first half of 2001 as a result of additional wells acquired in the merger with Southern Mineral and production tax increases related to higher commodity prices. Production costs per Mcfe increased 11% to $0.82 per Mcfe in the first half of 2001 from $0.74 in the same six months of 2000.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 21% to $5.2 million in the first half of 2001 from $4.3 million in the first six months of 2000. The composite oil and gas DD&A rate increased 17% to $0.82 per MMcfe from $0.70 per MMcfe. This reflects the impact of the Southern Mineral acquisition and previously unevaluated properties evaluated in late 2000 and moved to the full cost pool.

   General and Administrative Expenses. General and administrative expenses increased 3% to $990,000 in the first six months of 2001 from $961,000 million in the first half of 2000.

   Restructuring Costs. The Company recorded a $0.5 million credit against restructuring costs in the first six months of 2000 primarily because the Houston office space was leased to an outside party and the Company's obligation ended.

   Investment Income. Investment income decreased 75% to $94,000 in the first half of 2001 from $377,000 in the first six months of 2000 due to lower interest rates and excess cash being used to pay down debt.

   Interest Expense. Interest expense decreased 67% to $668,000 in the first six months of 2001 from $2,018,000 in the prior year first half, reflecting the impact of rate decreases and lower debt levels over most of the period. The Liquidity and Capital Resources section further describes changes in debt.

   Income Taxes. The Company recorded a $6,030,000 income tax expense with an effective tax rate of 41% on pre-tax income of $14.8 million in the first half of 2001. This compares to an income tax expense of $2,699,000 with an effective tax rate of 40% on pre-tax income of $6.8 million in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2001, the Company had working capital of $15.3 million as compared to $9.0 million at December 31, 2000. Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2001 compared to $7.9 million for the corresponding six months of 2000.

   The Company's total capital expenditures were $64.0 million, which includes the Southern Mineral acquisition ($25.0 million cash expenditure), and $3.8 million for the six months ended June 30, 2001 and 2000, respectively, primarily related to the acquisition of Southern Mineral in 2001 and exploration and development in both years.

   No sales of oil and gas properties occurred in the first six months of either 2001 or 2000.

   In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time.
The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At June 30, 2001, the Company had a total of $44 million outstanding under the revolver and $14 million available based on the current borrowing base, as defined, subject to certain limitations. During the first half of 2001, the average interest rate under this facility was approximately 7.8%.

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

Merger with Southern Mineral

   As indicated in Note 8 to the financial statements, PetroCorp completed its merger with Southern Mineral Corporation on June 6, 2001. Funds needed to complete this transaction were provided by cash on hand and borrowings under existing lines of credit. As a result of the merger with Southern Mineral, the Company assumed Southern Mineral's outstanding debt of $11.3 million subject to a US credit facility with Bank One and $1.3 million subject to a Canadian loan facility with the Canadian branch of the same lender. At the time of the merger, PetroCorp obtained loan waivers which reduced the facility amounts to $15 million on the US facility and C$3 million for the Canadian facility. The Company intends to refinance these loans under the existing TD Bank or a new credit facility.

Other

   In June 2001, the Financial Accounting Standards Board issued FAS No. 141 and
142. FAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January, 2002. The Company believes that adoption of these new standards, will not have an effect on its results of operations or its financial position.

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

  As detailed in Note 5 to the financial statements, the merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. Based on June 30, 2001 prices, a 10% change in oil and gas prices will not cause the Company's obligation under the costless collars to have a material adverse effect on the financial position or results of operations of the Company. The impact of hedging transactions for the six months ended June 30, 2001 was a reduction of oil and gas revenues by $29,000. The fair value at June 30, 2001 of the crude oil and natural gas collars was a liability of $169,000.

Interest Rate Risk

  As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million. The interest rate swap does not qualify for hedge accounting at June 30, 2001 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at June 30, 2001 is $188,000.


PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  Not Applicable

Item 2 - Changes in Securities

  Not Applicable

Item 3 - Defaults upon Senior Securities

  Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

  (A) June 28, 2001 special meeting of shareholders.

     (1) Election of Thomas N. Amonett, W. Neil McBean and Robert C. Thomas as directors of the Company

                                   Number of Votes
                                 -----------------------------------------
                                                          Abstentions and
                                   For       Against      Broker Non-Votes
                                 ---------------------  ------------------
                                  6,860,614     -0-             -0-

Item 5 - Other Information

  Not Applicable

Item 6 -

  (a)  Exhibits

   Not Applicable

  (b)  Reports on Form 8-K

     Report dated June 6, 2001 concerning the completion of merger with Southern Mineral Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.



                              PETROCORP INCORPORATED
                              ----------------------
                              (Registrant)



Date: August 13, 2001         /s/         STEVEN R. BERLIN
      ---------------         -------------------------------------
                              Steven R. Berlin
                              Chief Financial Officer and Secretary
                              (On behalf of the Registrant and as the
                              Principal Financial Officer)