Form 10-Q
period 2001-09-30
PETROCORP INC
filed 2001-11-06
CIK 911359

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


               For the Quarterly period ended September 30, 2001
                                              ------------------

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

                                Not Applicable

   -------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes    X       No  _____
                                         -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 30, 2001:

       Common Stock, $.01 per value                         12,818,316
       ------------------------------                       ----------
             (Title of Class)                     (Number of Shares Outstanding)

                            PETROCORP INCORPORATED

                                     INDEX
                                     -----


                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets at September 30, 2001 and December 31, 2000
  (unaudited)                                                                                    1

  Consolidated Statements of Operations for the three and nine months ended
  September 30, 2001 and 2000 (unaudited)                                                        2

  Consolidated Statements of Cash Flows for the nine months ended September 30,
  2001 and 2000 (unaudited)                                                                      3

  Notes to Consolidated Financial Statements (unaudited)                                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                                 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             15

PART II.  OTHER INFORMATION                                                                     16

SIGNATURES                                                                                      17

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                             PETROCORP INCORPORATED
                             ----------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                 September 30,        December 31,
                                                                     2001                 2000
                                                                ---------------     ---------------
                                    Assets
                                    ------

Current assets:
  Cash and cash equivalents                                      $          590      $       21,946
  Accounts receivable, net                                               13,269              13,332
  Other current assets                                                    1,141                 609
                                                                ---------------     ---------------
    Total current assets                                                 15,000              35,887
                                                                ---------------     ---------------
Property, plant and equipment:
  Oil and gas properties, at cost, full cost method, net
    of accumulated depreciation, depletion and amortization             148,781              68,432
  Plant and related facilities, net                                       1,699               2,451
  Other, net                                                                 33                  53
                                                                ---------------     ---------------
                                                                        150,513              70,936
                                                                ---------------     ---------------
Deferred income taxes                                                     7,862              10,254
Other assets, net                                                         2,851                 242
                                                                ---------------     ---------------

      Total assets                                               $      176,226      $      117,319
                                                                ===============     ===============

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                                               $       11,274      $       17,732
  Accrued liabilities                                                     6,628               2,488
  Income tax payable                                                         26               5,444
  Current portion of long-term debt                                       1,226               1,194
                                                                ---------------     ---------------
    Total current liabilities                                            19,154              26,858
                                                                ---------------     ---------------
Long-term debt                                                           37,249              29,992
                                                                ---------------     ---------------
Deferred income taxes                                                    15,866               6,192
                                                                ---------------     ---------------
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued
  Common stock, $0.01 par value, 25,000,000 shares authorized,
    12,810,716 and 8,703,719 shares outstanding as of
    September 30, 2001 and December 31, 2000, respectively                  128                  87
  Additional paid-in capital                                            111,051              71,614
  Accumulated retained earnings (deficit)                                   142             (11,712)
  Accumulated other comprehensive loss                                   (7,280)             (5,712)
  Treasury stock, at cost (9,500 shares)                                    (84)                  -
                                                                ---------------     ---------------
    Total shareholders' equity                                          103,957              54,277
                                                                ---------------     ---------------
      Total liabilities and shareholders' equity                 $      176,226      $      117,319
                                                                ===============     ===============

  The accompanying notes are an integral part of these financial statements.

See notes 4 and 7 specifically for information regarding the Southern Mineral merger.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                         For the three months           For the nine months
                                                          ended September 30,           ended September 30,
                                                       ------------------------      ------------------------
                                                          2001          2000            2001          2000
                                                       ---------      ---------      ---------      ---------
Revenues:
  Oil and gas                                            $12,867        $10,956        $37,747        $26,847
  Plant processing                                           468            668          1,381          1,526
  Other                                                      472            163          1,204            317
                                                       ---------      ---------      ---------      ---------
                                                          13,807         11,787         40,332         28,690
                                                       ---------      ---------      ---------      ---------
Expenses:
  Production costs                                         3,972          2,396          8,447          6,144
  Depreciation, depletion and amortization                 3,988          2,474          9,163          6,748
  General and administrative                                 739            428          1,729          1,389
  Restructuring costs                                          -              -              -           (500)
  Other operating expenses                                   379             67          1,080            253
                                                       ---------      ---------      ---------      ---------
                                                           9,078          5,365         20,419         14,034
                                                       ---------      ---------      ---------      ---------
Income from operations                                     4,729          6,422         19,913         14,656
                                                       ---------      ---------      ---------      ---------
Other income (expenses):
  Investment income                                           17            147            111            524
  Interest expense                                          (832)          (813)        (1,500)        (2,831)
  Other income (expenses)                                  1,077            105          1,302            293
                                                       ---------      ---------      ---------      ---------
                                                             262           (561)           (87)        (2,014)
                                                       ---------      ---------      ---------      ---------
Income before income taxes                                 4,991          5,861         19,826         12,642
                                                       ---------      ---------      ---------      ---------
Income tax provision:
  Current                                                  1,670          1,079          5,373          2,511
  Deferred                                                   272          1,518          2,599          2,785
                                                       ---------      ---------      ---------      ---------
                                                           1,942          2,597          7,972          5,296
                                                       ---------      ---------      ---------      ---------

Net income before extraordinary item                       3,049          3,264         11,854          7,346

Extraordinary item - extinguishment of debt (less
        Applicable income taxes of $143,000)                   -              -              -            242
                                                       ---------      ---------      ---------      ---------

Net income                                               $ 3,049        $ 3,264        $11,854        $ 7,104
                                                       =========      =========      =========      =========
Net income per common share - basic:
  Income before extraordinary item                         $0.24          $0.38          $1.14        $  0.85
  Extraordinary item                                           -              -              -          (0.03)
                                                       ---------      ---------      ---------      ---------
  Net income                                               $0.24          $0.38          $1.14        $  0.82
                                                       =========      =========      =========      =========
Net income per common share - diluted:
  Income before extraordinary item                         $0.24          $0.37          $1.12        $  0.84
  Extraordinary item                                           -              -              -          (0.03)
                                                       ---------      ---------      ---------      ---------
  Net income                                               $0.24          $0.37          $1.12        $  0.81
                                                       =========      =========      =========      =========

Weighted average number of common shares - basic          12,778          8,694         10,439          8,688
                                                       =========      =========      =========      =========

Weighted average number of common shares - diluted        12,911          8,822         10,596          8,757
                                                       =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

See notes 4 and 7 specifically for information regarding the Southern Mineral merger.

                            PETROCORP INCORPORATED
                            ----------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (in thousands)
                                  (Unaudited)

                                                              For the nine months
                                                              ended September 30,
                                                        ------------------------------
                                                             2001             2000
                                                        -------------     ------------
Cash flows from operating activities:
 Net income                                                $  11,854         $  7,104
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization                    9,163            6,748
   Deferred income tax expense                                 1,609            2,785
   Gain realized on foreign currency translation                (948)               -
   Other                                                         142               49
 Changes in operating assets and liabilities:
   Accounts receivable                                         6,363           (3,304)
   Other current assets                                          (30)            (343)
   Accounts payable                                           (9,879)           3,403
   Accrued liabilities                                         3,989           (1,353)
   Income tax payable                                         (5,537)           2,462
                                                         -------------     -----------
     Net cash provided by operating activities                16,726           17,551
                                                         -------------     -----------
Cash flows from investing activities:
 Additions to oil and gas properties                         (11,408)          (5,573)
 Additions to plant and related facilities                      (260)            (464)
 Purchase of treasury shares                                     (84)               -
 Purchase of Southern Mineral Corporation net assets         (21,192)               -
                                                         -------------     -----------
     Net cash used in investing activities                   (32,944)          (6,037)
                                                         -------------     -----------
Cash flows from financing activities:
 Proceeds from long-term debt                                120,527           15,913
 Repayment of long-term debt                                (125,571)         (28,125)
 Other                                                           718             (114)
                                                         -------------     -----------
     Net cash used in financing activities                    (4,326)         (12,326)
                                                         -------------     -----------
Effect of exchange rate changes on cash                         (812)            (178)
                                                         -------------     -----------
Net increase (decrease) in cash and cash equivalents         (21,356)            (990)
Cash and cash equivalents at beginning of period              21,946           12,899
                                                         -------------     -----------

Cash and cash equivalents at end of period                 $     590         $ 11,909
                                                         =============     ===========


  The accompanying notes are an integral part of these financial statements.

  See notes 4 and 7 specifically for information regarding the Southern Mineral merger.

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


NOTE 2 - RESTRUCTURING:

     As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company ("Kaiser-Francis"), under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada. The following table shows the change in accrued restructuring costs (in thousands):

                                                    Expenditures
                                       Balance at      charged                 Balance at
                                      December 31,     against    Changes in  September 30,
                                          2000         accrual    estimates        2001
                                      ------------  ------------  ----------  -------------
     Office lease discontinuance and
       other related costs            $    70       $     44           -      $      26
                                      ============  ============  ==========  =============


NOTE 3 - COMPREHENSIVE INCOME:

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment and derivative cash flow hedges.

     The Company's comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                      For the three                  For the nine
                                                      -------------                  ------------
                                                      months ended                   months ended
                                                      ------------                   ------------
                                                      September 30,                  September 30,
                                                      -------------                  -------------
                                                     2001           2000           2001          2000
                                                    -----           ----           ----          ----
     Net income (loss)                         $    3,049     $    3,264      $  11,854      $   7,104
     Derivative hedging gain (loss) (net of
       taxes of $389 and $613, respectively)          531              -            921              -
     Foreign currency translation gain (loss)      (2,538)          (454)        (2,489)        (1,225)
                                               ----------     ----------      ---------      ---------
     Comprehensive income (loss)               $    1,042     $    2,810      $  10,286      $   5,879
                                               ==========     ==========      =========      =========

NOTE 4 - MERGER WITH SOUTHERN MINERAL CORPORATION:

     PetroCorp completed the acquisition of Southern Mineral on June 6, 2001. Southern Mineral shareholders could elect to receive .471 shares of PetroCorp common stock or cash of $4.71 or some combination thereof for each share of Southern Mineral common stock they owned. Based on elections of Southern Mineral shareholders, PetroCorp issued 4 million shares (valued at approximately $39 million) and paid cash of approximately $21.2 million. The cash consideration includes cash due to warrant and option holders, net of cash received from the exercise of Southern Mineral warrants and options. The totals do not reflect 800,336 shares of Southern Mineral purchased by PetroCorp in open market transactions prior to the merger for $3.4 million. THE FOLLOWING INFORMATION IS BASED ON A PRELIMINARY ANALYSIS OF THE TRANSACTION AND IS SUBJECT TO CHANGE WHEN THE FINAL ANALYSIS IS COMPLETE.

     The acquisition of Southern Mineral was accounted for using the purchase method of accounting as of June 1, 2001 because as of that date, the company had effective control, and the results of operations have been included since that date. The purchase price allocation is (amounts in thousands):

          Issuance of common stock (net of $380 registration costs)       $   38,618
          Net cash to Southern Mineral stockholders and warrant holders       20,768
          Legal, professional and other costs                                    424
          Assumed liabilities and debt and liabilities incurred               29,169
                                                                          ----------
          Total purchase consideration                                    $   88,979
                                                                          ==========
                       Fair value of assets and liabilities acquired
          Current assets                                                  $    5,666
          Property, plant and equipment                                       80,150
          Other assets                                                         3,163
          Current liabilities                                                 (6,608)
          Debt assumed by PetroCorp                                          (12,583)
          Deferred income taxes                                               (9,978)
                                                                          ----------
                                                                          $   59,810
                                                                          ==========

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

                       Pro Forma Information (Unaudited)
                     (In thousands, except per share data)

                                                  Nine Months Ended     Nine Months Ended
                                                 September 30, 2001    September 30, 2000
                                                 ------------------    ------------------
          Revenues.............................        $  54,545            $  52,757
          Income before income taxes...........        $  20,771            $  14,968
          Net income...........................        $  12,430            $   8,523
          Earnings per common share - basic....        $    0.98            $    0.67
          Earnings per common share - diluted..        $    0.97            $    0.67

     The above pro forma data reflects $3,665 and $5,188, respectively, of bankruptcy expenses and restructuring costs (primarily investment banker and employee severance related costs) for Southern Mineral for the nine months ended September 30, 2001 and 2000.

NOTE 5 - EARNINGS PER SHARE:

  The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

                                                                                      Per Share Amounts
                                                                   -------------------------------------------------------
                                                                        Net income
                                                                           before
                                           Net                          extraordinary         Extraordinary          Net
                                         Income        Shares               item                   loss            Income
                                         ------        ------           -------------         -------------        ------
THREE MONTHS ENDED SEPTEMBER 30,
2001
 Basic EPS:
  Net income....................         $ 3,049        12,778              $ 0.24                $    -            $ 0.24
 Effect of dilutive securities:
  Options.......................               -           133                   -                     -                 -
                                         -------        ------              ------                ------            ------
 Diluted EPS:
  Net income....................         $ 3,049        12,911              $ 0.24                $    -            $ 0.24
                                         =======        ======              ======                ======            ======
2000
 Basic EPS:
  Net income....................         $ 3,264         8,694              $ 0.38                $    -            $ 0.38
 Effect of dilutive securities:
  Options.......................               -           128               (0.01)                    -            $(0.01)
                                         -------        ------              ------                ------            ------
 Diluted EPS:
  Net income....................         $ 3,264         8,822              $ 0.37                $    -            $ 0.37
                                         =======        ======              ======                ======            ======

NINE MONTHS ENDED SEPTEMBER 30,
2001
 Basic EPS:
  Net income....................         $11,854        10,439              $ 1.14                $    -            $ 1.14
 Effect of dilutive securities:
  Options.......................               -           157               (0.02)                    -             (0.02)
                                         -------        ------              ------                ------            ------
 Diluted EPS:
  Net income....................         $11,854        10,596              $ 1.12                $    -            $ 1.12
                                         =======        ======              ======                ======            ======
2000
 Basic EPS:
  Net income (A)................         $ 7,104         8,688              $ 0.85                $(0.03)           $ 0.82
Effect of dilutive securities:
  Options.......................               -            69               (0.01)                    -             (0.01)
                                         -------        ------              ------                ------            ------
 Diluted EPS:
  Net loss......................         $ 7,104         8,757              $ 0.84                $(0.03)           $ 0.81
                                         =======        ======              ======                ======            ======

    /(A)/ Net of extraordinary loss of $242,000 ($0.03 per share).

     The net income per share amounts do not include the effect of potentially dilutive securities of 420,000 and 389,000 for the three months ended September 30, 2001 and 2000, respectively, and 469,000 and 549,000 for the nine months ended September 30, 2001 and 2000, respectively, as the impact of these outstanding options was antidilutive.

NOTE 6 - HEDGING ACTIVITIES:

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

     In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices. These transactions applied to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. Oil and gas revenue includes $69,000 received and $434,000 in settlement of swap transactions through September 30, 2000. In the second quarter of 2000, the Company entered into a no-cost collar arrangement by which 180,000 MMbtu for each of the months July through October 2000 were subject to a $4.96 ceiling and a $3.50 floor per MMbtu. The Company determined that the estimated fair value of the outstanding hedges at September 30, 2000 was not significant.

     As part of PetroCorp's acquisition of Southern Mineral Corporation ("Southern Mineral"), the Company assumed crude oil and natural gas costless collars which have the following outstanding at September 30, 2001:

     Oil Hedges                                                                                             U.S. $
                                                                                                           NYMEX WTI
                                                                                                           ---------
                                                    Total                Monthly
                                                    -----                -------
              Period                                 Bbl                   Bbl                      Floor             Cap
              ------                                 ---                   ---                      -----             ---
     United States and Canada
     Oct-01--Dec-01                                      59,289               19,763                $22.00        32.20 to $33.30
     Jan-02--Sep-02                                     158,500               17,611                $22.00        25.60 to $27.00

     Gas Hedges                                                                                             U.S. $
                                                                                                     Houston Ship Channel
                                                                                                     --------------------
                                                    Total                Monthly
              Period                                MMbtu                 MMbtu                     Floor             Cap
              ------                                -----                 -----                     ----              ---
     United States
     Oct-01                                              84,833               84,833                $ 2.75                  $4.98
     Nov-01--Mar-02                                     378,000               75,600                $ 2.75                  $4.85
     Apr-02--Oct-02                                     466,000               66,571                $ 2.75                  $3.80

                                                                                                            CDN $ Alberta
                                                                                                             Spot - AECO
                                                                                                             -----------
                                                    Total                Monthly
              Period                              Gigajoules           Gigajoules                   Floor             Cap
              ------                              ----------           ----------                  -----              ---
     Canada
     Oct-01--Sep-02                                     600,000               50,000                $ 4.05                  $6.15

     Based on September 30, 2001 prices, a 10% change in oil and gas prices will not cause the Company's obligation under the costless collars to have a material adverse effect on the financial position or results of operations of the Company. Hedging transactions for the three and nine months ended September 30, 2001 reduced oil and gas revenues by $16,000 and $45,000, respectively (reclassified from comprehensive income). The estimated fair value at September 30, 2001 of the crude oil and natural gas collars was a receivable of $704,000.

     The Company offsets any gain or loss on the swap and collars contract with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in the market price.

     As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million. The interest rate swap does not qualify for hedge accounting at September 30, 2001 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at September 30, 2001 is a liability of $423,000.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT:

     Investments in property, plant and equipment were as follows at September 30, 2001 and December 31, 2000 (amounts in thousands):

                                                         2001            2000
                                                         ----            ----
Oil and gas properties.............................   $ 316,412       $ 228,845
Plant and related facilities.......................       9,714           9,969
Gas gathering facilities...........................       1,698           1,698
Furniture, fixtures and equipment..................          33               -
                                                      ---------       ---------
                                                        327,857         240,512

Less - accumulated depreciation, depletion

  And amortization.................................    (177,344)       (169,576)
                                                      ---------       ---------

                                                      $ 150,513       $  70,936
                                                      =========       =========

     These values include the preliminary allocation of the purchase price of Southern Mineral and are subject to change. See Note 8.

     As more fully described in the Company's 10-K, PetroCorp utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, capitalized costs are subject to a ceiling test, evaluated each quarter, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At September 30, 2001, the Company's unamortized costs of oil and gas properties exceeded this ceiling amount by approximately $20 million due to low gas prices in effect on that date. The cash spot price for natural gas in the US and Canada was $1.86 and $1.18, respectively, on September 30, 2001. However, due to the subsequent recovery in the market prices for natural gas the Company was not required to record a write-down of its oil and gas properties. A decline in gas and oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

NOTE 8 - LONG-TERM DEBT:

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At September 30, 2001, the weighted average interest rate under this facility was approximately 6.7%.

     The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

     As a result of the merger with Southern Mineral, the Company assumed Southern Mineral's outstanding debt of $11.3 million subject to a US credit facility with Bank One and $1.3 million subject to a Canadian loan facility with the Canadian branch of the same lender. At the time of the merger, PetroCorp obtained loan waivers which reduced the facility amounts to $15 million subject to the US facility and C$3 million under the Canadian facility. The Company paid off outstanding debt and closed these facilities in the third quarter of 2001.

NOTE 9 - GEOGRAPHIC AREA INFORMATION:

     The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):


                                               United                                 General
                                               States             Canada             Corporate            Total
                                               ------             ------             ---------            -----
Three months ended September 30, 2001:
  Revenues...............................      $ 6,119            $ 7,688             $     -            $ 13,807
  Income (loss) from operations..........          602              4,868                (741)              4,729

Three months ended September 30, 2000:
  Revenues...............................      $ 6,782            $ 5,005             $     -            $ 11,787
  Income (loss) from operations..........        3,804              3,046                (428) /(A)/        6,422

Nine months ended September 30, 2001:
  Revenues...............................      $19,160            $21,172             $    -             $ 40,332
  Income (loss) from operations..........        7,999             13,644              (1,730)             19,913
  Long-lived assets at September 30......       94,379 /(B)/       66,687                 160             161,226

Nine months ended September 30, 2000:
  Revenues...............................      $16,381            $12,309             $     -            $ 28,690
  Income (loss) from operations..........        8,093              7,452                (889) /(A)/       14,656
  Long-lived assets at September 30......       53,569 /(B)/       50,159                 203             103,931

/(A)/ Net of $500 restructuring cost reversal (credit).
/(B)/ Includes deferred tax assets of $7,862 and $11,817 for September 30, 2001 and 2000, respectively.


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 and 142. FAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January, 2002. The Company believes that adoption of these new standards will not have an effect on its results of operations or its financial position. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Management is currently evaluating the impact of FAS 143 and 144 on financial position and results of operations.

NOTE 11 - COMMON STOCK REPURCHASES:

     On September 14, 2001, the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's stock. Through October 31, 2001, 334,470 shares have been purchased at a cost of $2,972,000.

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

     The following table reflects certain operating data for the periods presented:


                                                                 For the                       For the
                                                              three months                   nine months
                                                           ended September 30,           ended September 30,
                                                           -------------------------------------------------
                                                             2001          2000          2001          2000
                                                           -------------------------------------------------
Production:
 United States:
   Oil (MBbls).........................................        112            74           269           228
   Gas (MMcf)..........................................      1,247         1,162         2,907         2,952
   Total gas equivalents (MMcfe).......................      1,919         1,606         4,521         4,320
 Canada:
   Oil (MBbls).........................................         77            25           147            86
   Gas (MMcf)..........................................      1,360         1,180         3,795         3,177
   Total gas equivalents (MMcfe).......................      1,822         1,330         4,677         3,693
 Total:
   Oil (MBbls).........................................        189            99           416           314
   Gas (MMcf)..........................................      2,607         2,342         6,702         6,129
   Total gas equivalents (MMcfe).......................      3,741         2,936         9,198         8,013
Average sales prices:
 United States:
   Oil (per Bbl).......................................     $25.14        $25.76        $26.18        $27.01
   Gas (per Mcf).......................................       2.55          4.13          4.08          3.43
 Canada:
   Oil (per Bbl).......................................      21.62         24.75         22.59         25.95
   Gas (per Mcf).......................................       3.81          3.06          4.09          2.62
 Weighted average:
   Oil (per Bbl).......................................      23.71         25.50         24.91         26.72
   Gas (per Mcf).......................................       3.21          3.59          4.09          3.01
Selected data per Mcfe:
 Average sales price...................................     $ 3.44        $ 3.73        $ 4.10        $ 3.35
 Production costs......................................       1.06          0.82          0.92          0.77
 General and administrative expenses...................       0.20          0.15          0.19          0.17
 Oil and gas depreciation, depletion and amortization..       0.92          0.71          0.86          0.70

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Overview. The Company recorded third quarter 2001 net income of $3,049,000, or $0.24 per share. This compares to net income of $3,264,000 or $0.38 per share recorded in the third quarter of 2000. The decrease in net income results from lower oil and gas prices offset by volume increases primarily due to the merger with Southern Mineral. Net cash provided by operating activities was $4.2 million for the quarter ended September 30, 2001 compared to net cash provided of $9.6 million for the corresponding quarter of 2000.

     Revenues. Total revenues increased 17% to $13.8 million in the third quarter of 2001 compared to $11.8 million in the third quarter of 2000, primarily due to volume increases associated with the merger with Southern Mineral. The Company's natural gas production increased 11% to 2,607 MMcf from 2,342 MMcf and oil production increased 91% to 189 MBbls from 99 MBbls, resulting in the Company's overall equivalent production increasing 27% to 3,741 MMcfe from 2,936 MMcfe. The increase in oil and gas production is primarily due to the merger with Southern Mineral as well as several new wells coming on-line in Canada.

     The Company's composite average oil price decreased 7% to $23.71 per barrel in the third quarter of 2001 from $25.50 per barrel in the third quarter of 2000. The Company's average U.S. natural gas price decreased 38% to $2.55 per Mcf in the third quarter of 2001 from $4.13 per Mcf in the prior year quarter, while the average Canadian natural gas price increased 25% to $3.81 per Mcf in the third quarter of 2001 from $3.06 per Mcf for 2000. Increased volumes from the merger with Southern Mineral, offset by price decreases, resulted in a 17% increase in oil and gas revenues to $12.9 million in the third quarter of 2001 from $11.0 million in the prior year.

     Production Costs. Production costs increased 67% to $4.0 million in the third quarter of 2001 as a result of the costs associated with the additional wells acquired in the merger with Southern Mineral and increased production taxes related to higher commodity prices. Production costs per Mcfe increased by 29% to $1.06 per Mcfe in the third quarter of 2001.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 60% to $4.0 million in the third quarter of 2001. The composite oil and gas DD&A rate increased 30% to $0.92 per Mcfe from $0.71 per Mcfe. This reflects the impact of the Southern Mineral acquisition and previously unevaluated properties evaluated in late 2000 and moved to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 73% to $739,000 in the third quarter of 2001 from $428,000 in the third quarter of 2000 as a result of costs associated with the transition of processing from and the shut down of Southern Mineral offices.

     Investment Income. Investment income decreased 88% to $17,000 in the third quarter of 2001 from $147,000 in the third quarter of 2000 due to excess cash being used to pay down debt.

     Interest Expense. Interest expense increased 2% to $832,000 in the third quarter of 2001 from $813,000 in the prior year quarter, reflecting additional debt associated with the merger with Southern Mineral offset by lower interest rates. The Liquidity and Capital Resources section further describes changes in debt.

     Other Income. Other income includes a $0.6 million realized translation gain on the short-term investment of Canadian assets in US dollar denominated accounts during the third quarter of 2001.

     Income Taxes. The Company recorded a $1,942,000 income tax expense with an effective tax rate of 39% on a pre-tax income of $4,991,000 in the third quarter of 2001. This compares to an income tax expense of $2,597,000 with an effective tax rate of 44% on pre-tax income of $5,861,000 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Overview. The Company recorded a first nine months 2001 net income of $11,854,000, or $1.14 per share. This compares to net income of $7,104,000, or $0.82 per share recorded in the first nine months of 2000. This improvement results from higher oil and gas prices and volume increases primarily due to the merger with Southern Mineral. Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2001 compared to $17.6 million for the corresponding nine months of 2000.

     Revenues. Total revenues increased 40% to $40.3 million in the first nine months of 2001 compared to $28.7 million in the first nine months of 2000, primarily due to volume increases from the merger with Southern Mineral. The Company's natural gas production increased 9% to 6,702 MMcf from 6,129 MMcf and oil production increased 32% to 416 MBbls from 314 MBbls, resulting in the Company's overall equivalent production increasing 15% to 9,198 MMcfe from 8,013 MMcfe. The increase in natural gas production is primarily the result of the merger with Southern Mineral as well as several new wells coming on-line in both Canada and the US. The increase in oil production also reflects the merger with Southern Mineral.

     The Company's composite average oil price decreased 7% to $24.91 per barrel in the first nine months of 2001 from $26.72 per barrel in the first nine months of 2000. The Company's average U.S. natural gas price increased 19% to $4.08 per Mcf in the first nine months of 2001 from $3.43 per Mcf in the prior year, while the average Canadian natural gas price increased 56% to $4.09 per Mcf in the first nine months of 2001 from $2.62 per Mcf in 2000. The significant increase in gas prices, as well as the increased production volumes, resulted in a 41% increase in oil and gas revenues to $37.7 million in the first nine months of 2001 verses $26.8 million in the prior year nine months.

     Production Costs. Production costs increased 38% to $8.4 million in the first nine months of 2001 as a result of additional wells acquired in the merger with Southern Mineral. Production costs per Mcfe increased 19% to $0.92 per Mcfe in the first nine months of 2001 from $0.77 in the same nine months of 2000.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 37% to $9.2 million in the first nine months of 2001 from $6.7 million in the first nine months of 2000. The composite oil and gas DD&A rate increased 23% to $0.86 per MMcfe from $0.70 per MMcfe. This reflects the impact of the Southern Mineral acquisition and previously unevaluated properties evaluated in late 2000 and moved to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 24% to $1,729,000 in the first nine months of 2001 from $1,389,000 in the first nine months of 2000 as a result of costs associated with the transition of processing from and the shut down of Southern Mineral offices.

     Restructuring Costs. The Company recorded a $0.5 million credit against restructuring costs in the first nine months of 2000 primarily because the Houston office space was leased to an outside party and the Company's obligation ended.

     Investment Income. Investment income decreased 79% to $111,000 in the first nine months of 2001 from $524,000 in the first nine months of 2000 due to lower interest rates and excess cash being used to pay down debt.

     Interest Expense. Interest expense decreased 47% to $1,500,000 in the first nine months of 2001 from $2,831,000 in the prior year first nine months, reflecting the impact of rate decreases and lower debt levels over most of the period. The Liquidity and Capital Resources section further describes changes in debt.

     Income Taxes. The Company recorded a $7,972,000 income tax expense with an effective tax rate of 40% on pre-tax income of $19.8 million in the first nine months of 2001. This compares to an income tax expense of $5,296,000 with an effective tax rate of 42% on pre-tax income of $12.6 million in the first nine months of 2000.

Liquidity and Capital Resources

     As of September 30, 2001, the Company had working capital of negative $4.2 million as compared to positive $9.0 million at December 31, 2000. Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2001 compared to $17.6 million for the corresponding nine months of 2000.

     The Company's total capital expenditures were $71.5 million ($32.9 million cash expenditure), which includes the Southern Mineral acquisition, and $6.0 million for the nine months ended September 30, 2001 and 2000, respectively, primarily related to the acquisition of Southern Mineral in 2001 and exploration and development in both years.

     No sales of oil and gas properties occurred in the first nine months of either 2001 or 2000.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At September 30, 2001, the Company had a total of $36.6 million outstanding under the revolver and $21.4 million available based on the current borrowing base, as defined, subject to certain limitations. During the first nine months of 2001, the average interest rate under this facility was approximately 6.9%.

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

Merger with Southern Mineral

     As indicated in Note 4 to the financial statements, PetroCorp completed its merger with Southern Mineral Corporation on June 6, 2001. Funds needed to complete this transaction were provided by cash on hand and borrowings under existing lines of credit. As a result of the merger with Southern Mineral, the Company assumed Southern Mineral's outstanding debt of $11.3 million subject to a US credit facility with Bank One and $1.3 million subject to a Canadian loan facility with the Canadian branch of the same lender. The Company paid off all Bank One loans during the third quarter by utilizing the existing TD Bank credit facility. The Bank One credit facilities were terminated during the third quarter.

Common Stock Repurchases

     On September 14, 2001, the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's stock. Through October 31, 2001, 334,470 shares have been purchased at a cost of $2,972,000.

Other

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141 and 142. FAS No. 141, Business Combinations, requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill from an amortization method to an impairment-only approach and will be effective January, 2002. The Company believes that adoption of these new standards will not have an effect on its results of operations or its financial position. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Management is currently evaluating the impact of FAS 143 and 144 on financial position and results of operations.

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

     As detailed in Note 6 to the financial statements, the merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. Based on September 30, 2001 prices, a 10% change in oil and gas prices will not cause the Company's obligation under the costless collars to have a material adverse effect on the financial position or results of operations of the Company. The impact of hedging transactions for the nine months ended September 30, 2001 was a reduction of oil and gas revenues by $45,000. The fair value at September 30, 2001 of the crude oil and natural gas collars was a receivable of $704,000.

Interest Rate Risk

     As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million. The interest rate swap does not qualify for hedge accounting at September 30, 2001 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at September 30, 2001 is a liability of $423,000.

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

       Not Applicable

     (b)  Reports on Form 8-K
          -------------------

       Not Applicable

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.



                                   PETROCORP INCORPORATED
                                   ----------------------
                                   (Registrant)



Date: November 6, 2001             /s/  STEVEN R. BERLIN
      ----------------             ------------------------------------------
                                   Steven R. Berlin
                                   Chief Financial Officer and Secretary
                                   (On behalf of the Registrant and as the
                                   Principal Financial Officer)