Form 10-K405/A
period 2001-12-31
PETROCORP INC
filed 2002-04-05
CIK 911359

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

Acquisition, Exploration and Development Activities

   Merger with Southern Mineral. PetroCorp completed the acquisition of Southern Mineral on June 6, 2001. Southern Mineral shareholders could elect to receive .471 shares of PetroCorp common stock or cash of $4.71 or some combination thereof for each share of Southern Mineral common stock. Based on elections of Southern Mineral shareholders, PetroCorp issued 4 million shares (valued at approximately $39 million) and paid cash of approximately $21.4 million. The cash consideration includes cash due to warrant and option holders, net of cash received from the exercise of Southern Mineral warrants and options. The totals do not reflect 800,336 shares of

Southern Mineral purchased by PetroCorp in open market transactions prior to the merger for $3.4 million. See Note 4 to the financial statements for additional data concerning the merger. 2,190 MBbls of oil and 19,722 MMcf of gas in the United States and 1,585 MBbls and 12,086 MMcf in Canada were added through the merger.

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

 10.12* Credit Agreement, dated June 26, 1997, among PetroCorp Incorporated,
        PCC Energy Limited, PCC Energy Corp, and Toronto-Dominion (Texas), Inc.
        and Toronto-Dominion Bank. Incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated July 1, 1997.
 10.13* 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 16, 1997.
 10.14* Management Agreement, dated August 3, 1999, between PetroCorp
        Incorporated and Kaiser-Francis Oil Company. Incorporated by reference to Annex A of the Company's Proxy Statement dated September 30, 1999.
 10.15* Credit Agreement dated July 21, 2000 among PetroCorp Incorporated, PC
        Energy Limited, PCC Corp., Toronto Dominion (Texas), Inc., The Toronto-
        Dominion Bank, TD Securities (USA), Inc. and various lenders signature thereto. Incorporated by reference to Exhibit 10.2 of the Company's
        Quarterly report on Form 10-Q dated August 11, 2000.
 10.16* PetroCorp Incorporated 2000 Stock Option Plan. Incorporated by reference to exhibit 4.0 of the company's registration of such plan on form S-8 filed on December 12, 2000.
 10.17* Southern Mineral Corporation 1995 Non-employee Director Compensation
        Plan (incorporated by reference to exhibit (k) to the Southern
        Mineral's annual report on Form 10-k dated December 31, 1994
        (Commission File No. No 0-8043)).
 10.18* Southern Mineral 1996 Stock Option Plan (incorporated by reference to
        Exhibit 10.10 to Southern Mineral's Form 10-KSB dated December 31, 1995
        (Commission File No. 0-8043)).
 10.19* Southern Mineral 1997 Stock Option Plan (incorporated by reference to
        Southern Mineral's Form S-8, filed April 28, 1998, Registration No.
        333-512 (Commission file No. 333-420450)).
 10.20* Southern Mineral 1997 Non-employee Director Compensation Plan
        (incorporated by reference to Southern Mineral's Form S-8, filed April
        28, registration No. 333-512 (Commission file No. 333-26001)).
 10.21* Southern Mineral Stock Option Agreement made as of December 31, 1994 between Southern Mineral Corporation and Steven H. Mikel (incorporated by reference to Exhibit (h) to the Company's annual report on form 10-K for year ended December 31, 1994 (commission File NO. 0-8043)).
 10.22* Employment Agreement, dated December 28, 2001, between PetroCorp
        Incorporated and Gary R. Christopher. (Incorporated by reference to
        PetroCorp's 2001 Form 10-K filed March 26, 2002).
 10.23* Employment Agreement, dated December 28, 2001, between PetroCorp
        Incorporated and Richard L. Dunham. (Incorporated by reference to
        PetroCorp's 2001 Form 10-K filed March 26, 2002).
 21* List of material subsidiaries. (Incorporated by reference to PetroCorp's 2001 Form 10-K filed March 26, 2002).
 23.1*  Consent of PricewaterhouseCoopers LLP. (Incorporated by reference to
        PetroCorp's 2001 Form 10-K filed March 26, 2002).
 23.2*  Consent of Huddleston & Co., Inc. (Incorporated by reference to
        PetroCorp's 2001 Form 10-K filed March 26, 2002).
 99.1* Agreement to furnish document relating to subsidiary. Incorporated by reference to Exhibit 99.1 to the 1994 Form 10-K.

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

Date: April 4, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gary R. Christopher           President, Chief Executive    April 4, 2002
______________________________________  Officer (Principal
         Gary R. Christopher            Executive Officer) and
                                        Director

       /s/ Steven R. Berlin            Vice President--Finance,      April 4, 2002
______________________________________  Secretary & Treasurer
           Steven R. Berlin             (Principal Financial
                                        Officer and Principal
                                        Accounting Officer) and
                                        Director

        /s/ Steven E. Amos             Controller                    April 4, 2002
______________________________________
            Steven E. Amos

      /s/ Lealon L. Sargent            Chairman of the Board of      April 4, 2002
______________________________________  Directors
          Lealon L. Sargent

      /s/ Thomas N. Amonett            Director                      April 4, 2002
______________________________________
          Thomas N. Amonett

       /s/ Paul J. Coughlin            Director                      April 4, 2002
______________________________________
           Paul J. Coughlin

        /s/ Mark W. Files              Director                      April 4, 2002
______________________________________
            Mark W. Files

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Thomas R. Fuller            Director                      April 4, 2002
______________________________________
           Thomas R. Fuller

        /s/ W. Neil McBean             Director                      April 4, 2002
______________________________________
            W. Neil McBean

       /s/ Robert C. Thomas            Director                      April 4, 2002
______________________________________
           Robert C. Thomas

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