Form 10-Q
period 2002-03-31
PETROCORP INC
filed 2002-05-07
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                          For the Transition period _______ to _______

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

                                    Yes X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 2002:

Common Stock, $.01 per value                              12,559,609
----------------------------                              ----------
      (Title of Class)                          (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                      INDEX

                                                                                                            PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                                   1

       Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001              2

       Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001              3

       Notes to Consolidated Financial Statements                                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                         11

PART II. OTHER INFORMATION                                                                                  12

SIGNATURES                                                                                                  13

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                             PETROCORP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                                            March 31,       December 31,
                                                                              2002              2001
                                                                            ---------       ------------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents............................................     $  1,527          $  1,265
  Accounts receivable, net.............................................       15,915            13,267
  Other current assets.................................................          851             1,411
                                                                            --------          --------
         Total current assets..........................................       18,293            15,943
                                                                            --------          --------
Property, plant and equipment:
  Oil and gas properties, at cost, full cost method, net of
   accumulated depreciation, depletion, amortization and impairment....      123,928           126,925
  Other, net...........................................................        1,314             1,527
                                                                            --------          --------
                                                                             125,242           128,452
                                                                            --------          --------
Deferred income taxes..................................................       18,266            18,261
Other assets, net......................................................        2,738             2,699
                                                                            --------          --------
                  Total assets.........................................     $164,539          $165,355
                                                                            ========          ========

                   Liabilities and Shareholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable.....................................................     $  6,173          $  6,708
  Accrued liabilities..................................................        3,016             3,877
  Current portion of long-term debt....................................        1,430             1,327
                                                                            --------          --------
         Total current liabilities.....................................       10,619            11,912
                                                                            --------          --------
Long-term debt ........................................................       47,570            47,620
                                                                            --------          --------
Deferred income taxes..................................................       13,768            13,908
                                                                            --------          --------
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued.........................................................
  Common stock, $0.01 par value, 25,000,000 shares authorized,
   12,558,609 and 12,556,109 shares outstanding as of
   March 31, 2002 and December 31, 2001, respectively..................          128               128
  Additional paid-in capital...........................................      111,248           111,114
  Accumulated deficit..................................................       (8,620)           (9,666)
  Accumulated other comprehensive loss.................................       (7,824)           (7,311)
                                                                            --------          --------
     Treasury stock, at cost (264,607 shares)..........................       (2,350)           (2,350)
                                                                            --------          --------
         Total shareholders' equity....................................       92,582            91,915
                                                                            --------          --------
                  Total liabilities and shareholders' equity...........     $164,539          $165,355
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

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
Revenues:
  Oil and gas........................................     $10,685     $13,225
  Plant processing...................................         489         433
  Other..............................................         300         407
                                                          -------     -------
                                                           11,474      14,065
                                                          -------     -------
Expenses:
  Production costs...................................       3,802       1,574
  Depreciation, depletion and amortization...........       4,486       2,234
  General and administrative.........................         686         479
  Other operating expenses...........................         321         332
                                                          -------     -------
                                                            9,295       4,619
                                                          -------     -------
Income from operations                                      2,179       9,446
                                                          -------     -------
Other income (expenses):
  Investment income..................................          30          38
  Interest expense...................................        (729)       (219)
  Other income (expenses)............................         163       1,278
                                                          -------     -------
                                                             (536)      1,097
                                                          -------     -------
Income before income taxes                                  1,643      10,543
                                                          -------     -------
Income tax provision:
  Current............................................         442       2,250
  Deferred...........................................         155       2,087
                                                          -------     -------
                                                              597       4,337
                                                          -------     -------
Net income...........................................     $ 1,046     $ 6,206
                                                          =======     =======
Net income per common share - basic..................     $  0.08     $  0.71
                                                          =======     =======
Net income per common share - diluted................     $  0.08     $  0.70
                                                          =======     =======
Weighted average number of common shares - basic.....      12,556       8,714
                                                          =======     =======
Weighted average number of common shares - diluted...      12,675       8,879
                                                          =======     =======

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited)

                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
Cash flows from operating activities:
  Net income...........................................   $ 1,046     $  6,206
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization...........     4,486        2,234
    Deferred income tax expense........................       155        2,087
    Other..............................................        31          142
  Changes in operating assets and liabilities:
    Accounts receivable................................    (2,648)       3,079
    Other current assets...............................       (61)          28
    Accounts payable...................................      (535)       4,236
    Accrued liabilities................................        32         (334)
    Income tax payable.................................         -       (3,624)
                                                          -------     --------
      Net cash provided by operating activities........     2,506       14,054
                                                          -------     --------
Cash flows from investing activities:
  Additions to oil and gas properties..................    (2,276)      (1,707)
  Additions to plant and related facilities............      (152)        (113)
  Investment in Southern Mineral Corporation...........         -       (3,410)
                                                          -------     --------
      Net cash used in investing activities............    (2,428)      (5,230)
                                                          -------     --------
Cash flows from financing activities:
  Proceeds from long-term debt.........................     2,411       34,873
  Repayment of long-term debt..........................    (2,337)     (36,602)
  Other................................................        16          115
                                                          -------     --------
      Net cash used in financing activities............        90       (1,614)
                                                          -------     --------
Effect of exchange rate changes on cash................        94         (514)
                                                          -------     --------
Net increase (decrease) in cash and cash
 equivalents...........................................       262        6,696
Cash and cash equivalents at beginning of period.......     1,265       21,946
                                                          -------     --------
Cash and cash equivalents at end of period.............   $ 1,527     $ 28,642
                                                          =======     ========

  The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's 2001 Annual Report on Form 10-K/A pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     As further described in Note 1 in the Company's 2001 Annual Report on Form 10-K/A, the Company changed its accounting for transportation and gathering costs. Revenues and operating expenses for 2001 have been increased by $296,000 to conform to the new presentation.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustments. The Company's comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                                For the three
                                                                 months ended
                                                                   March 31,
                                                                ---------------
                                                                  2002    2001
                                                                ------- -------

Net income                                                      $1,046  $ 6,206
                                                                ------  -------
Derivative hedging loss (net of tax benefit of $373)              (598)       -
Reclassification of hedging gain to income (net of taxes
 of $112)                                                          168        -
Foreign currency translation gain (loss)                           (83)  (1,730)
                                                                ------  -------
                                                                $ (513) $(1,730)
                                                                ------  -------
Comprehensive income                                            $  533  $ 4,476
                                                                ======  =======


     Accumulated other comprehensive loss was comprised solely of foreign currency translation loss through March 31, 2001. As of March 31, 2002, accumulated other comprehensive loss consisted of $462 of derivative gain, net of taxes, and $8,286 of foreign currency translation losses.

NOTE 3 - MERGER WITH SOUTHERN MINERAL CORPORATION

     PetroCorp completed the acquisition of Southern Mineral Corporation ("Southern Mineral") on June 6, 2001. The acquisition of Southern Mineral was accounted for using the purchase method of accounting as of June 1, 2001 because as of that date, the Company had effective control, and the results of operations have been included since that date.

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


                       Pro Forma Information (Unaudited)
                     (In thousands, except per share data)

                                       Three Months Ended
                                         March 31, 2001
                                       ------------------
Revenues..............................       $22,596
Income before income taxes............       $13,190
Net income............................       $ 7,834
Earnings per common share - basic.....       $  0.62
Earnings per common share - diluted...       $  0.61


     The above pro forma data reflects $484 of bankruptcy expenses and restructuring costs (primarily investment banker and employee severance related costs) for Southern Mineral for the three months ended March 31, 2001.

NOTE 4 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):


Three months ended March 31,
                                                                        Per
                                                Net                    Share
                                               Income      Shares      Amount
                                               -------    --------   ---------
   2002
     Basic EPS:
       Net income ..........................     $1,046     12,556     $ 0.08
     Effect of dilutive securities:
       Options..............................          -        119          -
                                                 ------     ------     ------
     Diluted EPS:
       Net income...........................     $1,046     12,675     $ 0.08
                                                 ======     ======     ======

   2001
     Basic EPS:
       Net income...........................     $6,206      8,714     $ 0.71

     Effect of dilutive securities:
       Options..............................          -        165      (0.01)
                                                 ------     ------     ------
     Diluted EPS:
       Net income...........................     $6,206      8,879     $ 0.70
                                                 ======     ======     ======

     The net income per share amounts do not include the effect of potentially dilutive securities of 470,000 and 364,000 for the three months ended March 31, 2002 and 2001, respectively, as the impact of these outstanding options was antidilutive.

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

     No hedge transactions were in place during the first quarter of 2001. Oil and gas revenue includes no adjustment for settled hedging transactions for the first quarter 2001.

   As part of PetroCorp's acquisition of Southern Mineral, the Company assumed crude oil and natural gas costless collars with a fair value (liability) at date of acquisition of $821,000. The estimated fair value of the derivative instruments, which fair values were obtained from the counter-parties, held by the Company at March 31, 2002 were a liability of $46,000 (included in other liabilities) related to the oil and gas hedges. The ineffective portion of these hedges was not material as of March 31, 2002. Hedging transactions for the three months ended March 31, 2002 increased oil and gas revenues by $280,000 (reclassified from comprehensive income). All assumed oil and gas hedging transactions will expire by the fourth quarter of 2002.

   Subsequent to March 31, 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub.

   The Company offsets any gain or loss on the swap and collars contracts with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in the market price.

   As a result of the merger with Southern Mineral, the Company also assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap did not qualify for hedge accounting. The estimated fair value at March 31, 2002 is a liability (included in other liabilities) of $161,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

   Investments in property, plant and equipment were as follows at March 31, 2002 and December 31, 2001 (amounts in thousands):



                                                2002        2001
                                              --------    --------
Oil and gas properties:
    Proved.............................      $ 316,789   $ 315,935
    Unproved...........................          1,424       1,223
                                             ---------   ---------
                                               318,213     317,158

Plant and related facilities...........          9,872       9,743
Gas gathering facilities...............          1,698       1,698
Furniture, fixtures and equipment......             90          95
                                             ---------   ---------
                                               329,873     328,694

Less - accumulated depreciation,
  depletion, amortization and
  impairment...........................       (204,631)   (200,242)
                                             ---------   ---------
                                             $ 125,242   $ 128,452
                                             =========   =========

NOTE 7 - LONG-TERM DEBT:

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2002, the weighted average interest rate under this facility was approximately 3.9%.

     The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

NOTE 8 - GEOGRAPHIC AREA INFORMATION:

     The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):



                                             United                 General
                                             States     Canada     Corporate     Total
                                             ------     ------     ---------     -----
Three months ended March 31, 2002:
  Revenues.............................     $ 6,176    $ 5,298       $   -      $ 11,474
  Income (loss) from operations........       1,326      1,626        (773)        2,179
  Long-lived assets at March 31........      65,492     62,382         106       127,980

Three months ended March 31, 2001:
  Revenues.............................     $ 6,594    $ 7,471       $   -      $ 14,065
  Income (loss) from operations........       4,345      5,580        (479)        9,446
  Long-lived assets at March 31........      36,978     34,812         165        71,955

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Goodwill and Other Intangible Assets, and FAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, the Company adopted FAS No. 142 and 144. The adoption had no effect on the Company's financial position or results of operations. Management is currently evaluating the impact of FAS No. 143 on financial position and results of operations.

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

 The following table reflects certain operating data for the periods presented:

                                                      For the
                                                    three  months
                                                    ended March 31,
                                                   ------------------
                                                    2002        2001
                                                   ------      ------
Production:
  United States
    Oil (MBbls)..................................     125         66
    Gas (MMcf)...................................   1,467        755
    Total gas equivalents (MMcfe)................   2,217      1,151
  Canada:
    Oil (MBbls)..................................      66         28
    Gas (MMcf)...................................   1,612      1,150
    Total gas equivalents (MMcfe)................   2,008      1,318
  Total:
    Oil (MBbls)..................................     191         94
    Gas (MMcf)...................................   3,079      1,905
    Total gas equivalents (MMcfe)................   4,225      2,469

Average sales prices:
  United States:
    Oil (per Bbl)................................  $19.84     $27.31
    Gas (per Mcf)................................    2.49       6.27
  Canada:
    Oil (per Bbl)................................   17.75      25.59
    Gas (per Mcf)................................    2.10       5.19
  Weighted average:
    Oil (per Bbl)................................   19.12      26.80
    Gas (per Mcf)................................    2.29       5.62

Selected data per Mcfe:
  Average sales price............................  $ 2.53     $ 5.36
  Production costs...............................    0.90       0.64
  General and administrative expenses............    0.18       0.19
  Oil and gas depreciation, depletion and
    amortization.................................    0.97       0.76

Results of Operations

 Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
 2001

     Overview. The Company recorded first quarter 2002 net income of $1,046,000, or $0.08 per share. This compares to net income of $6,206,000 or $0.71 per share recorded in the first quarter of 2001. This decrease results primarily from lower oil and gas prices, partially offset by higher volumes resulting from the merger with Southern Mineral. Net cash provided by operating activities was $2.5 million for the quarter ended March 31, 2002 compared to net cash provided of $14.1 million for the corresponding quarter of 2001.

     Revenues. Total revenues decreased 18% to $11.5 million in the first quarter of 2002 compared to $14.1 million in the first quarter of 2001, primarily due to commodity price decreases. The Company's natural gas production increased 62% to 3,079 MMcf from 1,905 MMcf and oil production increased 103% to 191 MBbls from 94 MBbls, resulting in the Company's overall equivalent production increasing 71% to 4,225 MMcfe from 2,469 MMcfe. The increase in oil and gas production reflects the impact of the merger with Southern Mineral, partially offset by normal production declines.

     The Company's composite average oil price decreased 29% to $19.12 per barrel in the first quarter of 2002 from $26.80 per barrel in the first quarter of 2001. The Company's average U.S. natural gas price decreased 60% to $2.49 per Mcf in the first quarter of 2002 from $6.27 per Mcf in the prior year quarter, while the average Canadian natural gas price decreased 60% to $2.10 per Mcf in the first quarter of 2002 from $5.19 per Mcf for 2001. The significant decrease in prices, partially offset by the increase in production volumes, resulted in a 19% decrease in oil and gas revenues to $10.7 million in the first quarter of 2002 from $13.2 million in the prior year.

     Production Costs. Production costs increased 142% to $3.8 million in the first quarter of 2002 as a result of the addition of the Southern Mineral properties, which have higher processing costs related to heavy oil in Canada and high sulfur production in Alabama. Production costs per Mcfe increased to $0.90 per Mcfe in the first quarter of 2002, compared to $0.64 in the corresponding prior year period.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 101% to $4.5 million in the first quarter of 2002. The composite oil and gas DD&A rate increased 28% to $0.97 per Mcfe from $0.76 per Mcfe. This reflects the impact of the cost of the Southern Mineral properties added to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 43% to $686,000 in the first quarter of 2002 from $479,000 in the first quarter of 2001 due to higher fees paid to Kaiser-Francis for the management of the additional Southern Mineral properties.

     Investment Income. Investment income decreased 21% to $30,000 in the first quarter of 2002 from $38,000 in the first quarter of 2001 due to excess cash being used to pay down debt.

     Interest Expense. Interest expense increased 233% to $729,000 in the first quarter of 2002 from $219,000 in the prior year quarter, reflecting additions to outstanding debt to finance the Southern Mineral acquisition.

     Other Income. Other income decreased to $163,000 in the first quarter of 2002 from $1,278,000 in the corresponding period of 2001. This was primarily due to a realized translation gain for the short-term investment of Canadian assets in US dollar denominated accounts recorded during the first quarter of 2001.

     Income Taxes. The Company recorded a $597,000 income tax expense with an effective tax rate of 36% on a pre-tax income of $1,643,000 in the first quarter of 2002. This compares to an income tax expense of $4,337,000 with an effective tax rate of 41% on pre-tax income of $10.5 million in the first quarter of 2001. The lower effective rate is due to the impact that reduced commodity prices have on non-deductible Crown royalties and the resource allowance deduction used in the calculation of Canadian income taxes.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had working capital of $7.7 million as compared to $4.0 million at December 31, 2001. Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2002 compared to $14.1 million for the corresponding three months of 2001 primarily due to reduced oil and gas prices.

         The Company's total capital expenditures were $2.4 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, primarily related to exploration and development.

         No sales of oil and gas properties occurred in the first three months of either 2002 or 2001.

         In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2002, the Company had a total of $48 million outstanding under the revolver and $10 million available based on the current borrowing base, as defined, subject to certain limitations. During the first quarter of 2002, the average interest rate under this facility was approximately 4.1%.

         The Company has historically funded its capital expenditures, which are discretionary, and working capital requirements with cash flow from operations, debt and equity capital and participation by institutional investors. If the Company increases its capital expenditure level in the future or operating cash flow is not as expected, capital expenditures may require additional funding, obtained through borrowings from commercial banks and other institutional sources or by public or private offerings of equity or debt securities.

Other

         In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Goodwill and Other Intangible Assets, and FAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, the Company adopted FAS No. 142 and 144. The adoption had no effect on the Company's financial position or results of operations. Management is currently evaluating the impact of FAS No. 143 on financial position and results of operations.

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

     The merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. The impact of hedging transactions for the three months ended March 31, 2002 increased oil and gas revenues by $280,000. The fair value at March 31, 2002 of the crude oil and natural gas collars was a liability of $46,000. There were no outstanding hedges at March 31, 2001. All assumed oil and gas hedging transactions will expire by the fourth quarter of 2002.

     Subsequent to March 31, 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub.

Interest Rate Risk

     As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap does not qualify for hedge accounting at March 31, 2002 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at March 31, 2002 is a liability of $161,000.

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

                                    PETROCORP INCORPORATED
                                    ----------------------
                                    (Registrant)





Date: May 7, 2002                   /s/         STEVEN R. BERLIN
      -----------                   --------------------------------------------
                                    Steven R. Berlin

                                    Chief Financial Officer and Secretary
                                    (On behalf of the Registrant and as the
                                    Principal Financial Officer)