Form 10-Q
period 2002-06-30
PETROCORP INC
filed 2002-08-13
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002
                                                 -------------

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
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)



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

                              Yes    X       No
                                   -----         -----

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of July 31, 2002:

    Common Stock, $.01 per value                            12,545,109
    ----------------------------                            ----------
           (Title of Class)                       (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                      INDEX



                                                                                  PAGE NO.
                                                                                  --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2002 and December 31, 2001               1

     Consolidated Statements of Operations for the three and six months
       ended June 30, 2002 and 2001                                                   2

     Consolidated Statements of Cash Flows for the six months
       ended June 30, 2002 and 2001                                                   3

     Notes to Consolidated Financial Statements                                       4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                    10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                   14

PART II. OTHER INFORMATION                                                           15

SIGNATURES                                                                           16

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             PETROCORP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                   June 30,         December 31,
                                                                                     2002               2001
                                                                                --------------     ---------------
                                    Assets
Current assets:
     Cash and cash equivalents                                                     $   3,593            $   1,265
     Accounts receivable, net                                                         16,850               13,267
     Other current assets                                                              1,518                1,411
                                                                                   ---------            ---------
        Total current assets                                                          21,961               15,943
                                                                                   ---------            ---------
Property, plant and equipment:
     Oil and gas properties, at cost, full cost method, net of
       accumulated depreciation, depletion, amortization and
       impairment                                                                    120,619              126,925
     Other, net                                                                          912                1,527
                                                                                   ---------            ---------
                                                                                     121,531              128,452
                                                                                   ---------            ---------
Deferred income taxes                                                                 22,048               18,261
Other assets, net                                                                      2,701                2,699
                                                                                   ---------            ---------
           Total assets                                                            $ 168,241            $ 165,355
                                                                                   =========            =========
                     Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                              $   9,269            $   6,708
     Accrued liabilities                                                               3,232                3,877
     Current portion of long-term debt                                                 1,288                1,327
                                                                                   ---------            ---------
        Total current liabilities                                                     13,789               11,912
                                                                                   ---------            ---------
Long-term debt                                                                        42,365               47,620
                                                                                   ---------            ---------
Deferred income taxes                                                                 14,716               13,908
                                                                                   ---------            ---------
Shareholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 25,000,000 shares authorized,
       12,585,109 and 12,556,109 shares outstanding as of
       June 30, 2002 and December 31, 2001, respectively                                 129                  128
     Additional paid-in capital                                                      111,395              111,114
     Accumulated deficit                                                              (6,240)              (9,666)
     Accumulated other comprehensive loss (NOTE 2)                                    (5,563)              (7,311)
      Treasury stock, at cost (264,607 shares)                                        (2,350)              (2,350)
                                                                                   ---------            ---------
        Total shareholders' equity                                                    97,371               91,915
                                                                                   ---------            ---------
           Total liabilities and shareholders' equity                              $ 168,241            $ 165,355
                                                                                   =========           ==========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                      For the three months        For the six months
                                                         ended June 30,             ended June 30,
                                                    -------------------------  ------------------------
                                                       2002          2001          2002         2001
                                                    ------------  -----------  ------------  ----------
Revenues:
     Oil and gas                                       $ 11,976     $ 11,655      $ 22,661     $ 24,880
     Plant processing                                       567          480         1,056          913
     Other                                                  351          621           651          732
                                                       --------     --------      --------     --------
                                                         12,894       12,756        24,368       26,525
                                                       --------     --------      --------     --------
Expenses:
     Production costs                                     3,431        2,901         7,233        4,475
     Depreciation, depletion and amortization             4,381        2,941         8,867        5,175
     General and administrative                             671          511         1,357          990
     Other operating expenses                               368          665           689          701
                                                       --------     --------      --------     --------
                                                          8,851        7,018        18,146       11,341
                                                       --------     --------      --------     --------
Income from operations                                    4,043        5,738         6,222       15,184
                                                       --------     --------      --------     --------
Other income (expenses):
     Investment income                                       61           56            91           94
     Interest expense                                      (626)        (449)       (1,355)        (668)
     Other income (expenses)                                291       (1,053)          454          225
                                                       --------     --------      --------     --------
                                                           (274)      (1,446)         (810)        (349)
                                                       --------     --------      --------     --------
Income before income taxes                                3,769        4,292         5,412       14,835
                                                       --------     --------      --------     --------
Income tax provision:
     Current                                                585        1,453         1,027        3,703
     Deferred                                               804          240           959        2,327
                                                       --------     --------      --------     --------
                                                          1,389        1,693         1,986        6,030
                                                       --------     --------      --------     --------
Net income                                             $  2,380     $  2,599      $  3,426     $  8,805
                                                       ========     ========      ========     ========
Net income per common share - basic:                   $   0.19     $   0.27      $   0.27     $   0.95
                                                        ========     ========      ========     ========
Net income per common share - diluted:                 $   0.19     $   0.26      $   0.27     $   0.93
                                                       ========     ========      ========     ========
Weighted average number of common shares - basic         12,561        9,783        12,559        9,253
                                                       ========     ========      ========     ========
Weighted average number of common shares - diluted       12,685        9,966        12,680        9,427
                                                       ========     ========      ========     ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   For the six months
                                                                                     ended June 30,
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                ----------        ----------
Cash flows from operating activities:
  Net income                                                                    $   3,426         $   8,805
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                                      8,867             5,175
      Deferred income tax expense                                                     959             2,327
      Other                                                                            64               142
  Changes in operating assets and liabilities:
      Accounts receivable                                                          (3,583)            4,569
      Other current assets                                                           (406)              163
      Accounts payable                                                              2,561            (4,124)
      Accrued liabilities                                                             259               628
      Income tax payable                                                                -            (5,162)
                                                                                ---------         ---------
         Net cash provided by operating activities                                 12,147            12,523
                                                                                ---------         ---------
Cash flows from investing activities:
  Additions to oil and gas properties                                              (4,132)           (4,994)
  Additions to plant and related facilities                                          (206)             (134)
  Purchase of Southern Mineral Corporation net assets                                   -           (19,849)
                                                                                ---------         ---------
         Net cash used in investing activities                                     (4,338)          (24,977)
                                                                                ---------         ---------
Cash flows from financing activities:
  Proceeds from long-term debt                                                      3,465            88,250
  Repayment of long-term debt                                                      (9,106)          (72,399)
  Other                                                                               218               261
                                                                                ---------         ---------
         Net cash used in financing activities                                     (5,423)           16,112
                                                                                ---------         ---------
Effect of exchange rate changes on cash                                              (58)             (477)
                                                                                ---------         ---------
Net increase (decrease) in cash and cash equivalents                                2,328             3,181
Cash and cash equivalents at beginning of period                                    1,265            21,946
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $   3,593         $  25,127
                                                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's 2001 Annual Report on Form 10-K/A pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (10-K). Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

NOTE 2 - COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment and derivative cash flow hedges. The Company's comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):


                                                  For the three                For the six
                                                   months ended                months ended
                                                     June 30,                    June 30,
                                              ---------------------      ---------------------
                                                2002         2001          2002         2001
                                              --------     --------      ---------    --------
Net income .................................  $ 2,380      $ 2,599       $ 3,426      $ 8,805
                                              -------      -------       -------      -------
Derivative hedging gain (loss) (net of
   taxes of ($83) and $290) ................      153          390          (445)         390
Reclassification of hedging gain (loss)
   to income (net of taxes of $68 and
   $180) ...................................      115            -           283            -
Foreign currency translation gain (loss) ...    1,993        1,779         1,910           49
                                              -------      -------       -------      -------
                                              $ 2,261      $ 2,169       $ 1,748      $   439
                                              -------      -------       -------      -------
Comprehensive income (loss) ................  $ 4,641      $ 4,768       $ 5,174      $ 9,244
                                              =======      =======       =======      =======

     As of June 30, 2002, accumulated other comprehensive loss consisted of $730 of derivative gain, net of taxes, and $6,293 of foreign currency translation losses.

NOTE 3 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

                                           Net                    Per Share
                                         Income       Shares        Amount
                                        ---------    --------    -----------
 Three months ended June 30,
 2002
    Basic EPS:
      Net income .....................    $ 2,380       12,561      $  0.19
    Effect of dilutive securities:
      Options ........................          -          124            -
                                          -------       ------      -------
    Diluted EPS:
      Net income .....................    $ 2,380       12,685      $  0.19
                                          =======       ======      =======
 2001
    Basic EPS:
      Net income .....................    $ 2,599        9,783      $  0.27
    Effect of dilutive securities:
      Options ........................          -          183        (0.01)
                                          -------       ------      -------
    Diluted EPS:
      Net income .....................    $ 2,599        9,966      $  0.26
                                          =======       ======      =======
 Six months ended June 30,
 2002
      Basic EPS:
        Net income ...................    $ 3,426       12,559      $  0.27
      Effect of dilutive securities:
        Options ......................          -          121            -
                                          -------       ------      -------
      Diluted EPS:
        Net income ...................    $ 3,426       12,680      $  0.27
                                          =======       ======      =======
 2001
      Basic EPS:
        Net income ...................    $ 8,805        9,253      $  0.95
      Effect of dilutive securities:
        Options ......................          -          174        (0.02)
                                          -------       ------      -------
      Diluted EPS:
        Net loss .....................    $ 8,805        9,427      $  0.93
                                          =======       ======      =======

     The net income per share amounts do not include the effect of potentially dilutive securities of 405,610 and 176,117 for the three months ended June 30, 2002 and 2001, respectively, and 405,610 and 540,117 for the six months ended June 30, 2002 and 2001, respectively, as the impact of these outstanding options was antidilutive.

NOTE 4 - MERGER WITH SOUTHERN MINERAL CORPORATION

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

                        Pro Forma Information (Unaudited)
                      (In thousands, except per share data)

                                                   Six Months Ended
                                                     June 30, 2001
                                                   -----------------
 Revenues .....................................         $ 40,738
 Income before income taxes ...................         $ 15,780
 Net income ...................................         $  9,395
 Earnings per common share - basic ............         $   0.75
 Earnings per common share - diluted ..........         $   0.74


     The above pro forma data reflects $3,665 of bankruptcy expenses and restructuring costs (primarily investment banker and employee severance related costs) for Southern Mineral for the six months ended June 30, 2001. Based on evaluations in connection with tax returns to be filed in 2002, the Company adjusted prior estimates of the deferred taxes attributable to the assets acquired. Accordingly, proved oil and gas properties were reduced by $4.5 million and Deferred tax assets increased by the same amount.

NOTE 5 - HEDGING ACTIVITIES

     To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of the hedged production.

     As part of PetroCorp's acquisition of Southern Mineral, the Company obtained crude oil and natural gas costless collars with a fair value (liability) at the date of acquisition of $821,000. The estimated fair value of the derivative instruments, which fair values were obtained from the counter-parties, held by the Company at June 30, 2002 were a liability of $74,000 (included in other liabilities) related to the oil and gas hedges. The ineffective portion of these hedges was not material as of June 30, 2002. Hedging transactions for the three months ended June 30, 2002 decreased oil and gas revenues by $20,000; hedging transactions for the six months ended June 30, 2002 increased oil and gas revenues by $263,500 (reclassified from comprehensive income). All obtained oil and gas hedging transactions will expire by the fourth quarter of 2002.

     In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. The estimated fair value of the swap transactions at June 30, 2002 was an asset of $451,000 (included in other current assets). The ineffective portion of these swaps was not material as of June 30, 2002. Swap transactions for the three months ended June 30, 2002 increased oil and gas revenues by $199,000 (reclassified from comprehensive income).

     The Company offsets any gain or loss on the swap and collars contracts with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, they also limit the Company's gains from increases in the market price.

     As a result of the merger with Southern Mineral, the Company also obtained an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap does not qualify for hedge accounting. The estimated fair value at June 30, 2002 is a liability (included in other liabilities) of $401,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment were as follows at June 30, 2002 and December 31, 2001 (amounts in thousands):

                                                             2002           2001
                                                         -----------    -----------
 Oil and gas properties:
     Proved .........................................    $  318,505     $  315,935
     Unproved .......................................         1,553          1,223
                                                         ----------     ----------
                                                            320,058        317,158
 Plant and related facilities .......................        10,439          9,743
 Gas gathering facilities ...........................         1,698          1,698
 Furniture, fixtures and equipment ..................             -             95
                                                         ----------     ----------
                                                            332,195        328,694
 Less - accumulated depreciation, depletion,
   amortization and impairment ......................      (210,664)      (200,242)
                                                         ----------     ----------
                                                         $  121,531     $  128,452
                                                         ==========     ==========

     As more fully described in the Company's 10-K, PetroCorp utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, capitalized costs are subject to a ceiling test, evaluated each quarter, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. At June 30, 2002, the Company's unamortized costs of its Canadian oil and gas properties exceeded this ceiling amount by approximately $4 million (after tax) due to low gas prices in effect at that date. The cash spot price for natural gas in the US and Canada was $3.21 and $1.34, respectively, on June 30, 2002. However, due to the subsequent recovery in the market prices for natural gas the Company was not required to record a write-down of its oil and gas properties. A decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

NOTE 7 - LONG-TERM DEBT

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At June 30, 2002, the weighted average interest rate for loans outstanding under this facility was approximately 4.0%.

     The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires, along with other restrictions, the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio.

     Subsequent to quarter end, the Company negotiated a twelve-month extension of the existing credit agreement with TD Bank, as agent, on substantially the same terms as the existing agreement. The extension, which is subject to mutually agreeable documentation, anticipates an increase in the borrowing base to $70 million. Debt under the credit agreement is therefore reflected as a long-term liability in the financial statements.

NOTE 8 - GEOGRAPHIC AREA INFORMATION

     The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):

                                                       United                      General
                                                       States         Canada      Corporate         Total
                                                     ---------       ---------   -----------     ----------
     Three months ended June 30, 2002:
          Revenues ..............................    $  7,794        $  5,100      $     -        $ 12,894
          Income (loss) from operations..........       2,505           2,209         (671)          4,043
     Three months ended June 30, 2001:
          Revenues ..............................    $  6,447        $  6,309      $     -        $ 12,756
          Income (loss) from operations .........       3,052           3,196         (510)          5,738
     Six months ended June 30, 2002:
          Revenues ..............................    $ 13,970        $ 10,398      $     -        $ 24,368
          Income (loss) from operations .........       3,744           3,835       (1,357)          6,222
          Long-lived assets at June 30 ..........      59,867          64,283           82         124,232
     Six months ended June 30, 2001:
          Revenues ..............................    $ 13,041        $ 13,484      $     -        $ 26,525
          Income (loss) from operations .........       7,397           8,776         (989)         15,184
          Long-lived assets at June 30 ..........      83,505          70,091          219         153,815


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Goodwill and Other Intangible Assets, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, the Company adopted FAS No. 142 and 144. The adoption had no effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). Management is currently evaluating the impact of FAS No. 143 on the Company's financial position and results of operations.

     In April 2002, the FASB issued FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued FAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the impact of FAS No. 145 and 146 on financial position and results of operations.

NOTE 10 - COMMON STOCK REPURCHASES

     On September 14, 2001 the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through June 30, 2002, 264,607 shares have been purchased at a cost of $2,350,000, which shares are held in treasury. On July 31, 2002, the Company purchased an additional 40,000 shares at a cost of $350,000.

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

     The following table reflects certain operating data for the periods presented:

                                                                  For the                    For the
                                                                three months               six months
                                                               ended June 30,            ended June 30,
                                                          ----------------------    -----------------------
                                                             2002         2001         2002          2001
                                                          ----------   ---------    ---------     ---------
     Production:
        United States:
            Oil (MBbls) ..............................        121           91          246           157
            Gas (MMcf) ...............................      1,319          905        2,786         1,660
            Total gas equivalents (MMcfe) ............      2,045        1,451        4,262         2,602
        Canada:
            Oil (MBbls) ..............................         68           42          134            70
            Gas (MMcf) ...............................      1,532        1,285        3,144         2,435
            Total gas equivalents (MMcfe) ............      1,940        1,537        3,948         2,855
        Total:
            Oil (MBbls) ..............................        189          133          380           227
            Gas (MMcf) ...............................      2,851        2,190        5,930         4,095
            Total gas equivalents (MMcfe) ............      3,985        2,988        8,210         5,457
     Average sales prices:
        United States:
            Oil (per Bbl) ............................     $24.15       $26.65       $22.00        $26.93
            Gas (per Mcf) ............................       3.17         4.37         2.81          5.24
        Canada:
            Oil (per Bbl) ............................      22.68        22.40        20.25         23.67
            Gas (per Mcf) ............................       2.17         3.37         2.13          4.23
        Weighted average:
            Oil (per Bbl) ............................      23.62        25.31        21.38         25.92
            Gas (per Mcf) ............................       2.63         3.78         2.45          4.64
     Selected data per Mcfe:
        Average sales price ..........................      $3.01        $3.90        $2.76         $4.56
        Production costs .............................       0.86         0.97         0.88          0.82
        General and administrative expenses ..........       0.17         0.17         0.17          0.18
        Oil and gas depreciation, depletion
          and amortization ...........................       0.99         0.88         0.98          0.82

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Overview. The Company recorded second quarter 2002 net income of $2,380,000, or $0.19 per share. This compares to net income of $2,599,000 or $0.27 per share recorded in the second quarter of 2001. The decrease in net income results from lower oil and gas prices. Net cash provided by operating activities was $9.6 million for the quarter ended June 30, 2002 compared to net cash used of $1.6 million for the corresponding quarter of 2001.

     Revenues. Total revenues increased 1% to $12.9 million in the second quarter of 2002 compared to $12.8 million in the second quarter of 2001 as a result of increased volumes from the merger with Southern Mineral, offset by lower commodity prices. The Company's natural gas production increased 30% to 2,851 MMcf from 2,190 MMcf and oil production increased 42% to 189 MBbls from 133 MBbls, resulting in the Company's overall equivalent production increasing 33% to 3,985 MMcfe from 2,988 MMcfe. The increase in oil and gas production is primarily due to the merger with Southern Mineral as well as several new wells coming on-line in Canada.

     The Company's composite average oil price decreased 7% to $23.62 per barrel in the second quarter of 2002 from $25.31 per barrel in the second quarter of 2001. The Company's average U.S. natural gas price decreased 27% to $3.17 per Mcf in the second quarter of 2002 from $4.37 per Mcf in the prior year quarter, while the average Canadian natural gas price decreased 36% to $2.17 per Mcf in the second quarter of 2002 from $3.37 per Mcf for 2001. The significant decrease in gas prices, offset by the increase in volumes from the merger with Southern Mineral, resulted in a 3% increase in oil and gas revenues to $12.0 million in the second quarter of 2002 from $11.7 million in the prior year.

     Production Costs. Production costs increased 17% to $3.4 million in the second quarter of 2002 as a result of the costs associated with the additional wells acquired in the merger with Southern Mineral. Production costs per Mcfe decreased by 11% to $0.86 per Mcfe in the second quarter of 2002, primarily due to decreased production taxes related to lower commodity prices, processing credits received in connection with the annual throughput evaluation for the Hanlan plant in Canada, and lower non-recurring workover and maintenance costs.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 49% to $4.4 million in the second quarter of 2002. The composite oil and gas DD&A rate increased 13% to $.99 per Mcfe from $0.88 per Mcfe. This reflects the impact of the cost of the Southern Mineral properties added to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 31% to $671,000 in the second quarter of 2002 from $511,000 in the second quarter of 2001 due to higher fees paid to Kaiser-Francis for the management of the additional Southern Mineral properties.

     Investment Income. Investment income increased 9% to $61,000 in the second quarter of 2002 from $56,000 in the second quarter of 2001.

     Interest Expense. Interest expense increased 39% to $626,000 in the second quarter of 2002 from $449,000 in the prior year quarter, reflecting the increase in outstanding debt due to the merger with Southern Mineral. The Liquidity and Capital Resources section further describes changes in debt.

     Other Income. Other income increased to $291,000 in the second quarter of 2002 compared to a loss of $1,053,000 in the prior year quarter. The income and loss, respectively, are primarily due to realized translation gains and losses.

     Income Taxes. The Company recorded a $1,389,000 income tax expense with an effective tax rate of 37% on a pre-tax income of $3,769,000 in the second quarter of 2002. This compares to an income tax expense of $1,693,000 with an effective tax rate of 39% on pre-tax income of $4,292,000 in the second quarter of 2001. The lower effective tax rate is primarily due to reduced tax rates in Canada.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Overview. The Company recorded a first half 2002 net income of $3,426,000, or $0.27 per share. This compares to net income of $8,805,000, or $0.95 per share recorded in the first half of 2001. This decrease results primarily from lower oil and gas prices. Net cash provided by operating activities was $12.1 million for the six months ended June 30, 2002 compared to $12.5 million for the corresponding half of 2001.

     Revenues. Total revenues decreased 8% to $24.4 million in the first six months of 2002 compared to $26.5 million in the first half of 2001, primarily due to commodity price decreases. The Company's natural gas production increased 45% to 5,930 MMcf from 4,095 MMcf and oil production increased 67% to 380 MBbls from 227 MBbls, resulting in the Company's overall equivalent production increasing 50% to 8,210 MMcfe from 5,457 MMcfe. The increase in natural gas production is primarily the result of the merger with Southern Mineral as well as several new wells coming on-line in both Canada and the US. The increase in oil production also reflects the merger with Southern Mineral.

     The Company's composite average oil price decreased 18% to $21.38 per barrel in the first half of 2002 from $25.92 per barrel in the first six months of 2001. The Company's average U.S. natural gas price decreased 46% to $2.81 per Mcf in the first six months of 2002 from $5.24 per Mcf in the prior year, while the average Canadian natural gas price decreased 50% to $2.13 per Mcf in the first half of 2002 from $4.23 per Mcf in 2001. The significant decrease in oil and gas prices, partially offset by increased production volumes, resulted in a 9% decrease in oil and gas revenues to $22.7 million in the first six months of 2002 from $24.9 million in the same period of 2001.

     Production Costs. Production costs increased 60% to $7.2 million in the first half of 2002 as a result of additional wells acquired in the merger with Southern Mineral. Production costs per Mcfe increased 7% to $0.88 per Mcfe in the first half of 2002 from $0.82 in the same six months of 2001 primarily because Southern Mineral properties acquired have higher processing costs related to heavy oil in Canada and high sulfur production in Alabama.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 71% to $8.9 million in the first half of 2002 from $5.2 million in the first six months of 2001. The composite oil and gas DD&A rate increased 20% to $.98 per MMcfe from $0.82 per MMcfe. This reflects the impact of the cost of the Southern Mineral properties added to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 37% to $1,357,000 in the first six months of 2002 from $990,000 in the first half of 2001 due to higher fees paid to Kaiser-Francis for the management of the additional Southern Mineral properties.

     Investment Income. Investment income decreased 3% to $91,000 in the first half of 2002 from $94,000 in the first six months of 2001 due to lower interest rates.

     Interest Expense. Interest expense increased 103% to $1,355,000 in the first six months of 2002 from $668,000 in the prior year first half, reflecting the impact higher debt levels over most of the period. The Liquidity and Capital Resources section further describes changes in debt.

     Other Income. Other income increased 102% to $454,000 in the first half of 2002 from $225,000 for the corresponding period in 2001. The increase is primarily due to a mark-to-market adjustment on the interest rate hedge.

     Income Taxes. The Company recorded a $1,986,000 income tax expense with an effective tax rate of 37% on pre-tax income of $5.4 million in the first half of 2002. This compares to an income tax expense of $6,030,000 with an effective tax rate of 41% on pre-tax income of $14.8 million in the first half of 2001. The lower effective tax rate is due to lower tax rates in Canada and the impact that reduced commodity prices have on non-deductible Crown royalties and the resource allowance deduction in the calculation of Canadian income taxes.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had working capital of $8.2 million as compared to $4.0 million at December 31, 2001. Net cash provided by operating activities was $12.1 million for the six months ended June 30, 2002 compared to $12.5 million for the corresponding six months of 2001.

     The Company's total capital expenditures were $4.3 million and $64.0 million, which includes the Southern Mineral acquisition ($25.0 million cash expenditures, of which $19.8 relate to the Southern Mineral acquisition), for the six months ended June 30, 2002 and 2001, respectively, primarily related to the acquisition of Southern Mineral in 2001 and exploration and development in both years.

     In the first six months of 2002 sales of oil and gas properties totaled $150,000. There were no corresponding sales in the first six months of 2001.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The term of the facility is through April 30, 2003 and the initial borrowing base was set at $58 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At June 30, 2002, the Company had a total of $42.4 million outstanding under the revolver and $15.6 million available based on the current borrowing base, as defined, subject to certain limitations. During the first half of 2002, the average interest rate under this facility was approximately 4.2%.

     Subsequent to quarter end, the Company negotiated a twelve-month extension of the existing credit agreement with TD Bank, as agent, on substantially the same terms as the existing agreement. The extension, which is subject to mutually agreeable documentation, anticipates an increase in the borrowing base to $70 million. Debt under the credit agreement is therefore reflected as a long-term liability in the financial statements.

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

Common Stock Repurchases

     On September 14, 2001 the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through June 30, 2002, 264,607 shares have been purchased at a cost of $2,350,000, which shares are held in treasury. On July 31, 2002, the Company purchased an additional 40,000 shares at a cost of $350,000.

Other

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Goodwill and Other Intangible Assets, and in August 2001, FAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, the Company adopted FAS No. 142 and 144. The adoption had no effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). Management is currently evaluating the impact of FAS No. 143 on the Company's financial position and results of operations.

     In April 2002, the FASB issued FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued FAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the impact of FAS No. 145 and 146 on financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

Commodity Price Risk

     The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company utilizes hedging transactions to manage a portion of its exposure to price fluctuations on its sales of oil and natural gas. A change in commodity prices of $.10 per MCF of natural gas and $1.00 per barrel of oil would cause the company's annual income from operations to change by $1,675,000.

     The merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. The impact of hedging transactions for the six months ended June 30, 2002 was an increase in oil and gas revenues of $263,500. The fair value at June 30, 2002 of the crude oil and natural gas collars was a liability of $74,000. All assumed oil and gas hedging transactions will expire by the fourth quarter of 2002.

     In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. The estimated fair value of the swap transactions at June 30, 2002 was an asset of $451,000.

Interest Rate Risk

     As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap does not qualify for hedge accounting at June 30, 2002 and the Company has recorded the swap's fair value of $192,000 as a liability at the date of the merger. The estimated fair value at June 30, 2002 is a liability of $401,000.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

     Not Applicable

Item 2 - Changes in Securities

     Not Applicable

Item 3 - Defaults upon Senior Securities

     Not Applicable

Item 4 -  Submission of Matters to Vote of Security Holders

     (A) May 23, 2002 Annual shareholders meeting

          (1) Election of Gary R. Christopher and Steven R. Berlin as directors of the Company


                                         Number of Votes
                      ----------------------------------------------------
                                                          Abstentions and
                           For              Against       Broker Non-Votes
                      --------------    --------------   -----------------
                        9,921,499            2,000           217,411

Item 5 - Other Information

     Not Applicable

Item 6 -

     (a) Exhibits

       Not Applicable

     (b) Reports on Form 8-K

       Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                  PETROCORP INCORPORATED
                                  ----------------------
                                  (Registrant)





Date: August 13, 2002              /s/  STEVEN R. BERLIN
      ---------------              ----------------------------------------
                                        Steven R. Berlin
                                        Chief Financial Officer and Secretary
                                        (On behalf of the Registrant and as the
                                        Principal Financial Officer)