Form 10-Q
period 2002-09-30
PETROCORP INC
filed 2002-11-12
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
      EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2002
                                               ------------------

                                       OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

             For the Transition period ___________ to _____________

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

                              Yes    X       No
                                   -----        ------

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of October 31, 2002:

          Common Stock, $.01 par value                     12,645,309
          ----------------------------                     ----------
              (Title of Class)                   (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2002 and December 31, 2001                                          1

   Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001            2

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001                      3

   Notes to Consolidated Financial Statements                                                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                14

Item 4.  Controls and Procedures                                                                                   14


PART II. OTHER INFORMATION                                                                                         15


SIGNATURES                                                                                                         16


CERTIFICATIONS                                                                                                     17

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

                             PETROCORP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                     September 30,       December 31,
                                                                                         2002               2001
                                                                                   ---------------    ----------------

                                    Assets
                                    ------
Current assets:
     Cash and cash equivalents                                                     $         3,944    $          1,265
     Accounts receivable, net                                                               15,203              13,267
     Other current assets                                                                      944               1,411
                                                                                   ---------------    ----------------
        Total current assets                                                                20,091              15,943
                                                                                   ---------------    ----------------
Property, plant and equipment:
     Oil and gas properties, at cost, full cost method, net of
       accumulated depreciation, depletion, amortization and impairment                    116,827             126,925
     Other, net                                                                                447               1,527
                                                                                   ---------------    ----------------
                                                                                           117,274             128,452
                                                                                   ---------------    ----------------
Deferred income taxes                                                                       22,864              18,261
Other assets, net                                                                            2,860               2,699
                                                                                   ---------------    ----------------

           Total assets                                                            $       163,089    $        165,355
                                                                                   ===============    ================

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
     Accounts payable                                                              $        10,359    $          6,708
     Accrued liabilities                                                                     3,502               3,877
     Income tax payable                                                                        405                   -
     Current portion of long-term debt                                                         871               1,327
                                                                                   ---------------    ----------------
        Total current liabilities                                                           15,137              11,912
                                                                                   ---------------    ----------------
Long-term debt                                                                              36,880              47,620
                                                                                   ---------------    ----------------
Deferred income taxes                                                                       13,590              13,908
                                                                                   ---------------    ----------------
Shareholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 25,000,000 shares authorized,
       12,645,309 and 12,556,109 shares outstanding as of
       September 30, 2002 and December 31, 2001, respectively                                  130                 128
     Additional paid-in capital                                                            111,905             111,114
     Accumulated deficit                                                                    (4,067)             (9,666)
     Accumulated other comprehensive loss (NOTE 2)                                          (7,774)             (7,311)
     Treasury stock, at cost (305,907 and 264,607 shares respectively)                      (2,712)             (2,350)
                                                                                   ---------------    ----------------
        Total shareholders' equity                                                          97,482              91,915
                                                                                   ---------------    ----------------
           Total liabilities and shareholders' equity                              $       163,089    $        165,355
                                                                                   ===============    ================

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                     For the three months       For the nine months
                                                                      ended September 30,        ended September 30,
                                                                    ----------------------     ----------------------
                                                                      2002         2001          2002         2001
                                                                    ----------  ----------     ----------  ----------
Revenues:
   Oil and gas                                                      $   12,425   $ 12,867      $ 35,086     $ 37,747
   Plant processing                                                        538        468         1,594        1,381
   Other                                                                   501        472         1,152        1,204
                                                                    ----------   --------      --------     --------
                                                                        13,464     13,807        37,832       40,332
                                                                    ----------   --------      --------     --------
Expenses:
   Production costs                                                      4,089      3,972        11,322        8,447
   Depreciation, depletion and amortization                              3,876      3,988        12,743        9,163
   General and administrative                                              782        739         2,139        1,729
   Other operating expenses                                                333        379         1,022        1,080
                                                                    ----------   --------      --------     --------
                                                                         9,080      9,078        27,226       20,419
                                                                    ----------   --------      --------     --------
Income from operations                                                   4,384      4,729        10,606       19,913
                                                                    ----------   --------      --------     --------
Other income (expenses):
   Investment income                                                        24         17           115          111
   Interest expense                                                       (529)      (832)       (1,884)      (1,500)
   Other income (expenses)                                                (252)     1,077           202        1,302
                                                                    ----------   --------      --------     --------
                                                                          (757)       262        (1,567)         (87)
                                                                    ----------   --------      --------     --------
Income before income taxes                                               3,627      4,991         9,039       19,826
                                                                    ----------   --------      --------     --------
Income tax provision:
   Current                                                               1,559      1,670         2,586        5,373
   Deferred                                                               (105)       272           854        2,599
                                                                    ----------   --------      --------     --------
                                                                         1,454      1,942         3,440        7,972
                                                                    ----------   --------      --------     --------


Net income                                                          $    2,173   $  3,049      $  5,599     $ 11,854
                                                                    ==========   ========      ========     ========
Net income per common share - basic:                                $     0.17   $   0.24      $   0.45     $   1.14
                                                                    ==========   ========      ========     ========
Net income per common share - diluted:                              $     0.17   $   0.24      $   0.44     $   1.12
                                                                    ==========   ========      ========     ========
Weighted average number of common shares - basic                        12,570     12,778        12,563       10,439
                                                                    ==========   ========      ========     ========
Weighted average number of common shares - diluted                      12,653     12,911        12,670       10,596
                                                                    ==========   ========      ========     ========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  For the nine months
                                                                                  ended September 30,
                                                                               --------------------------
                                                                                 2002             2001
                                                                               ----------       ---------
Cash flows from operating activities:
  Net income                                                                   $   5,599        $  11,854
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                                    12,743            9,163
      Deferred income tax expense                                                    854            1,609
      Gain realized on foreign currency translation                                    -             (948)
      Other                                                                           97              142
  Changes in operating assets and liabilities:
      Accounts receivable                                                         (1,929)           6,363
      Other current assets                                                          (413)             (30)
      Accounts payable                                                             3,651           (9,879)
      Accrued liabilities                                                            137            3,989
      Income tax payable                                                             405           (5,537)
                                                                               ---------        ---------
         Net cash provided by operating activities                                21,144           16,726
                                                                               ---------        ---------
Cash flows from investing activities:
  Additions to oil and gas properties                                             (7,159)         (11,408)
  Additions to plant and related facilities                                         (219)            (260)
  Purchase of Southern Mineral Corporation net assets                                  -          (21,192)
                                                                               ---------        ---------
         Net cash used in investing activities                                    (7,378)         (32,860)
                                                                               ---------        ---------
Cash flows from financing activities:
  Proceeds from long-term debt                                                     8,013          120,527
  Repayment of long-term debt                                                    (19,322)        (125,571)
  Other                                                                              334              634
                                                                               ---------        ---------
         Net cash used in financing activities                                   (10,975)          (4,410)
                                                                               ---------        ---------
Effect of exchange rate changes on cash                                             (112)            (812)
                                                                               ---------        ---------
Net increase (decrease) in cash and cash equivalents                               2,679          (21,356)
Cash and cash equivalents at beginning of period                                   1,265           21,946
                                                                               ---------        ---------

Cash and cash equivalents at end of period                                     $   3,944        $     590
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

NOTE 2 - COMPREHENSIVE INCOME

     The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustment and derivative cash flow hedges. The Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                                              For the three                 For the nine
                                                              -------------                 ------------
                                                              months ended                  months ended
                                                              ------------                  ------------
                                                              September 30,                 September 30,
                                                              -------------                 -------------
                                                           2002           2001            2002          2001
                                                           ----           ----            ----          ----
        Net income ..................................  $     2,173     $    3,049      $    5,599    $    11,854
                                                       -----------     ----------      ----------    -----------
        Derivative hedging gain (loss) (net of
           tax (expense) benefits of $378,
           (389), $668 and ($613)) ..................         (629)           531          (1,074)           921
        Reclassification of hedging gain (loss)
           to income (net of taxes of $147 and
           $327) ....................................          244              -             527              -
        Foreign currency translation gain (loss) ....       (1,826)        (2,538)             84         (2,489)
                                                       -----------     ----------      ----------    -----------
                                                       $    (2,211)    $   (2,007)     $     (463)   $    (1,568)
                                                       -----------     ----------      ----------    -----------
        Comprehensive income (loss) .................  $       (38)    $    1,042      $    5,136    $    10,286
                                                       ===========     ==========      ==========    ===========

     As of September 30, 2002, accumulated other comprehensive loss consisted of $345 of derivative gain, net of taxes, and $8,119 of foreign currency translation losses.

NOTE 3 - EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except share amounts):

                                                                                         Per
                                                             Net                        Share
                                                           Income          Shares       Amount
                                                         ----------      ----------   -----------
          Three months ended September 30,
          2002
             Basic EPS:
               Net income ..........................     $    2,173        12,570     $      0.17
             Effect of dilutive securities:
               Options .............................              -            83               -
                                                         ----------     ---------     -----------
             Diluted EPS:
               Net income ..........................     $    2,173        12,653     $      0.17
                                                         ==========     =========     ===========

          2001
             Basic EPS:
               Net income ..........................     $    3,049        12,778     $      0.24
             Effect of dilutive securities:
               Options .............................              -           133               -
                                                         ----------     ---------     -----------
             Diluted EPS:
               Net income ..........................     $    3,049        12,911     $      0.24
                                                         ==========     =========     ===========

          Nine months ended September 30,
          2002
             Basic EPS:
               Net income ..........................     $    5,599        12,563     $      0.45
             Effect of dilutive securities:
               Options .............................              -           107           (0.01)
                                                         ----------     ---------     -----------
             Diluted EPS:
               Net income ..........................     $    5,599        12,670     $      0.44
                                                         ==========     =========     ===========

          2001
             Basic EPS:
               Net income ..........................     $   11,854        10,439     $      1.14
             Effect of dilutive securities:
               Options .............................              -           157           (0.02)
                                                         ----------     ---------     -----------
             Diluted EPS:
               Net loss ............................     $   11,854        10,596     $      1.12
                                                         ==========     =========     ===========

     The net income per share amounts do not include the effect of potentially dilutive securities of 306,000 and 420,000 for the three months ended September 30, 2002 and 2001, respectively, and 306,000 and 469,000 for the nine months ended September 30, 2002 and 2001, respectively, as the impact of these outstanding options was antidilutive.

NOTE 4 - MERGER WITH SOUTHERN MINERAL CORPORATION

     PetroCorp completed the acquisition of Southern Mineral Corporation ("Southern Mineral") on June 6, 2001. The acquisition of Southern Mineral was accounted for using the purchase method of accounting as of June 1, 2001 because, as of that date, the company had effective control, and the results of operations have been included since that date. Based on evaluations in connection with tax returns to be filed in 2002, the Company adjusted prior estimates of the deferred taxes attributable to the assets acquired. Accordingly, proved oil and gas properties were reduced by $4.5 million and Deferred tax assets increased by the same amount.

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

     As part of PetroCorp's acquisition of Southern Mineral, the Company obtained crude oil and natural gas costless collars with a fair value (liability) at the date of acquisition of $821,000. The estimated fair value of the derivative instruments, which fair values were obtained from the counter-parties, held by the Company at September 30, 2002 was a liability of $28,000 (included in other liabilities) related to the oil and gas hedges. The ineffective portion of these hedges was not material as of September 30, 2002. Hedging transactions for the three and nine months ended September 30, 2002 increased oil and gas revenues by $27,000 and $290,000, respectively, (reclassified from comprehensive income). All obtained oil and gas hedging transactions will expire by the fourth quarter of 2002.

     In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. The estimated fair value of the swap transactions at September 30, 2002 was a liability of $204,000 (included in other current assets). The ineffective portion of these swaps was not material as of September 30, 2002. Swap transactions for the three and nine months ended September 30, 2002 increased oil and gas revenues by $364,000 and $564,000, respectively, (reclassified from comprehensive income).

     The Company offsets any gain or loss on the natural gas and crude oil swap and collar contracts with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, they also limit the Company's gains from increases in the market price.

     As a result of the merger with Southern Mineral, the Company also obtained an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap does not qualify for hedge accounting. The estimated fair value at September 30, 2002 is a liability (included in other liabilities) of $170,000.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment were as follows at September 30, 2002 and December 31, 2001 (amounts in thousands):

                                                                               2002          2001
                                                                           -----------   -----------
           Oil and gas properties:
               Proved ..................................................   $   316,794   $   315,935
               Unproved ................................................         1,710         1,223
                                                                           -----------   -----------
                                                                               318,504       317,158
           Plant and related facilities ................................         9,988         9,743
           Gas gathering facilities ....................................         1,698         1,698
           Furniture, fixtures and equipment ...........................             -            95
                                                                           -----------   -----------
                                                                               330,190       328,694
           Less - accumulated depreciation, depletion,
             amortization and impairment ...............................      (212,916)     (200,242)
                                                                           -----------   -----------
                                                                           $   117,274   $   128,452
                                                                           ===========   ===========

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

NOTE 7 - LONG-TERM DEBT

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The agreement was amended in August 2002 to extend its term, increase the borrowing base, and partially change the lenders. The amended term of the facility is through May 1, 2004 and the amended borrowing base set at $70 million. The current lenders are TD Bank, as agent, and Fortis Capital Corp. and Bank of Oklahoma, N.A., whose largest beneficial owner is also the primary beneficial owner of Kaiser-Francis Oil Company. Approximately 38% of the Company is owned by Kaiser-Francis Oil Company.

     Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest rate spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At September 30, 2002, the weighted average interest rate for loans outstanding under this facility was approximately 3.5%.

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

NOTE 8 - GEOGRAPHIC AREA INFORMATION

     The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. Pertinent information with respect to the Company's oil and gas business is presented in the following table (in thousands):

                                                      United                        General
                                                      States          Canada        Corporate      Total
                                                   ------------    ------------   -------------  ---------
     Three months ended September 30, 2002:
       Revenues .............................      $     6,635     $      6,829     $       -   $    13,464
       Income (loss) from operations ........            2,653            2,513          (782)        4,384

     Three months ended September 30, 2001:
       Revenues .............................      $     6,119     $      7,688     $       -   $    13,807
       Income (loss) from operations ........              602            4,868          (741)        4,729

     Nine months ended September 30, 2002:
       Revenues .............................      $    20,605     $     17,227     $       -   $    37,832
       Income (loss) from operations ........            6,397            6,348        (2,139)       10,606
       Long-lived assets at September 30 ....           58,444           61,410           280       120,134

     Nine months ended September 30, 2001:
       Revenues .............................      $    19,160     $     21,172     $       -   $    40,332
       Income (loss) from operations ........            7,999           13,644        (1,730)       19,913
       Long-lived assets at September 30.....           94,379           66,687           160       161,226

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

     In April 2002, the FASB issued FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued FAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of FAS No. 145 and 146 will not affect the Company's current financial position or results of operations.

NOTE 10 - COMMON STOCK REPURCHASES

     On September 14, 2001 the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through September 30, 2002, 305,907 shares have been purchased at a cost of $2,712,000, which shares are held in treasury.

NOTE 11 - SUBSEQUENT EVENT

     In October 2002, the Company sold non-operated interests in properties and a plant located in Alabama for approximately $11.5 million. Under full cost accounting, sales of properties less than 25% of the reserves of the total pool are recorded as credits to the full cost pool rather than as a gain or loss. Consequently, this sale will not have a significant effect on the results of operations for the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Policies described in the Company's 2001 Annual Report on form 10-K/A.

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

     The following table reflects certain operating data for the periods presented:

                                                                           For the                    For the
                                                                         three months               nine months
                                                                     ended September 30,        ended September 30,
                                                                    ---------------------     -----------------------
                                                                      2002         2001          2002         2001
                                                                    --------    ---------     ---------    ----------
     Production:
        United States:
            Oil (MBbls) ........................................         121         112          367           269
            Gas (MMcf) .........................................       1,184       1,247        3,970         2,907
            Total gas equivalents (MMcfe) ......................       1,910       1,919        6,172         4,521

        Canada:
            Oil (MBbls) ........................................          72          77          206           147
            Gas (MMcf) .........................................       1,403       1,360        4,547         3,795
            Total gas equivalents (MMcfe) ......................       1,835       1,822        5,783         4,677

        Total:
            Oil (MBbls) ........................................         193         189          573           416
            Gas (MMcf) .........................................       2,587       2,607        8,517         6,702
            Total gas equivalents (MMcfe) ......................       3,745       3,741       11,955         9,198

     Average sales prices:
        United States:
            Oil (per Bbl) ......................................      $26.55      $25.14      $ 23.47        $26.18
            Gas (per Mcf) ......................................        3.31        2.55         2.96          4.08

        Canada:
            Oil (per Bbl) ......................................       25.27       21.62        22.01         22.59
            Gas (per Mcf) ......................................        2.48        3.81         2.24          4.09

        Weighted average:
            Oil (per Bbl) ......................................       26.07       23.71        22.95         24.91
            Gas (per Mcf) ......................................        2.86        3.21         2.58          4.09

     Selected data per Mcfe:
        Average sales price ....................................      $ 3.32      $ 3.44       $ 2.93        $ 4.10
        Production costs .......................................        1.09        1.06         0.95          0.92
        General and administrative expenses ....................        0.21        0.20         0.18          0.19
        Oil and gas depreciation, depletion and amortization ...        0.91        0.92         0.96          0.86

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Overview. The Company recorded third quarter 2002 net income of $2,173,000, or $0.17 per share. This compares to net income of $3,049,000 or $0.24 per share recorded in the third quarter of 2001. The decrease in net income results from lower oil and gas prices in 2002 and the impact of realized translation gains in 2001 and losses in 2002. Net cash provided by operating activities was $9.0 million for the quarter ended September 30, 2002 compared to net cash provided of $4.2 million for the corresponding quarter of 2001.

     Revenues. Total revenues decreased 2% to $13.5 million in the third quarter of 2002 compared to $13.8 million in the third quarter of 2001 as a result of lower Canadian gas prices coupled with a slight decrease in U.S. gas production. The Company's natural gas production decreased less than 1% to 2,587 MMcf from 2,607 MMcf and oil production increased 2% to 193 MBbls from 189 MBbls, resulting in the Company's overall equivalent production increasing less than 1% to 3,745 MMcfe from 3,741 Mmcfe.

     The Company's composite average oil price increased 10% to $26.07 per barrel in the third quarter of 2002 from $23.71 per barrel in the third quarter of 2001. The Company's average U.S. natural gas price increased 30% to $3.31 per Mcf in the third quarter of 2002 from $2.55 per Mcf in the prior year quarter, while the average Canadian natural gas price decreased 35% to $2.48 per Mcf in the third quarter of 2002 from $3.81 per Mcf for 2001. The significant decrease in Canadian gas prices, offset by the increase in oil and U.S. gas prices, resulted in a 3% decrease in oil and gas revenues to $12.4 million in the third quarter of 2002 from $12.9 million in the prior year.

     Production Costs. Production costs increased 3% overall to $4.1 million and 3% on a production cost per Mcfe basis to $1.09 per Mcfe in the third quarter of 2002. These increases are primarily due to general price increases and higher processing costs in Canada.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 3% to $3.9 million in the third quarter of 2002. The composite oil and gas DD&A rate decreased 1% to $0.91 per Mcfe from $0.92 per Mcfe.

     General and Administrative Expenses. General and administrative expenses increased 6% to $782,000 in the third quarter of 2002 from $739,000 in the third quarter of 2001 primarily due to higher franchise taxes.

     Interest Expense. Interest expense decreased 36% to $529,000 in the third quarter of 2002 from $832,000 in the prior year quarter, reflecting decreased outstanding debt as well as lower interest rates. The Liquidity and Capital Resources section further describes changes in debt.

     Other Income. Other income decreased to a loss of $252,000 in the third quarter of 2002 compared to income of $1,077,000 in the prior year quarter. The 2002 loss includes $0.2 million realized translation losses and 2001 income includes $0.6 million realized translation gains.

     Income Taxes. The Company recorded a $1,454,000 income tax expense with an effective tax rate of 40% on a pre-tax income of $3,627,000 in the third quarter of 2002. This compares to an income tax expense of $1,942,000 with an effective tax rate of 39% on pre-tax income of $4,991,000 in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Overview. The Company recorded a first nine months 2002 net income of $5,599,000, or $0.45 per share. This compares to net income of $11,854,000, or $1.14 per share recorded in the first nine months of 2001. This decrease results primarily from lower oil and gas prices and increased costs resulting from the merger with Southern Mineral. Net cash provided by operating activities was $21.1 million for the nine months ended September 30, 2002 compared to $16.7 million for the corresponding nine months of 2001.

     Revenues. Total revenues decreased 6% to $37.8 million in the first nine months of 2002 compared to $40.3 million in the first nine months of 2001, primarily due to commodity price decreases more than offsetting increased volumes. The Company's natural gas production increased 27% to 8,517 MMcf from 6,702 MMcf and oil production increased 38% to 573 MBbls from 416 MBbls, resulting in the Company's overall equivalent production increasing 30% to 11,955 MMcfe from 9,198 MMcfe. The increase in production is primarily the result of the merger with Southern Mineral.

     The Company's composite average oil price decreased 8% to $22.95 per barrel in the first nine months of 2002 from $24.91 per barrel in the first nine months of 2001. The Company's average U.S. natural gas price decreased 27% to $2.96 per Mcf in the first nine months of 2002 from $4.08 per Mcf in the prior year, while the average Canadian natural gas price decreased 45% to $2.24 per Mcf in the first nine months of 2002 from $4.09 per Mcf in 2001. The significant decrease in oil and gas prices, partially offset by increased production volumes due to the Southern Mineral merger, resulted in a 7% decrease in oil and gas revenues to $35.1 million in the first nine months of 2002 from $37.7 million in the same period of 2001.

     Production Costs. Production costs increased 34% to $11.3 million in the first nine months of 2002 as a result of additional wells acquired in the merger with Southern Mineral. Production costs per Mcfe increased 3% to $0.95 per Mcfe in the first nine months of 2002 from $0.92 in the same nine months of 2001 primarily because the acquired Southern Mineral properties have higher processing costs related to heavy oil in Canada and high sulfur production in Alabama.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 39% to $12.7 million in the first nine months of 2002 from $9.2 million in the first nine months of 2001. The composite oil and gas DD&A rate increased 12% to $0.96 per MMcfe from $0.86 per MMcfe. This reflects the impact of the cost of the Southern Mineral properties added to the full cost pool.

     General and Administrative Expenses. General and administrative expenses increased 24% to $2,139,000 in the first nine months of 2002 from $1,729,000 in the first nine months of 2001 due to higher fees paid to Kaiser-Francis for the management of the additional properties acquired in the Southern Mineral merger.

     Investment Income. Investment income increased 4% to $115,000 in the first nine months of 2002 from $111,000 in the first nine months of 2001.

     Interest Expense. Interest expense increased 26% to $1,884,000 in the first nine months of 2002 from $1,500,000 in the prior year, reflecting the impact of higher average debt levels. The Liquidity and Capital Resources section further describes changes in debt.

     Other Income. Other income decreased 85% to $202,000 in the first nine months of 2002 from $1,302,000 for the corresponding period in 2001, primarily due to the impact of $1 million of realized translation gains in 2001.

     Income Taxes. The Company recorded a $3,440,000 income tax expense with an effective tax rate of 38% on pre-tax income of $9.0 million in the first nine months of 2002. This compares to an income tax expense of $7,972,000 with an effective tax rate of 40% on pre-tax income of $19.8 million in the first nine months of 2001. The lower effective tax rate is due to lower tax rates in Canada and the impact that reduced commodity prices have on non-deductible Crown royalties and the resource allowance deduction in the calculation of Canadian income taxes.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had working capital of $5.0 million as compared to $4.0 million at December 31, 2001. Net cash provided by operating activities was $21.1 million for the nine months ended September 30, 2002 compared to $16.7 million for the corresponding nine months of 2001, primarily due to increased volumes resulting from the Southern Mineral acquisition, offset by lower commodity prices.

     For the nine months ended September 30, 2002 and 2001, respectively, the Company's total capital expenditures were $7.4 million and $71.5 million, which includes the Southern Mineral acquisition ($32.9 million cash expenditures, of which $21.2 relate to the Southern Mineral acquisition). These expenditures are primarily related to the acquisition of Southern Mineral in 2001 and exploration and development in both years.

     In the first nine months of 2002 sales of oil and gas properties totaled $194,000. There were no corresponding sales in the first nine months of 2001.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The agreement was amended in August 2002 to extend its term, increase the borrowing base, and partially change the lenders. The amended term of the facility is through May 1, 2004 and the amended borrowing base set at $70 million. The current lenders are TD Bank, as agent, and Fortis Capital Corp. and Bank of Oklahoma, N.A., whose largest beneficial owner is also the primary beneficial owner of Kaiser-Francis Oil Company. Approximately 38% of the Company is owned by Kaiser-Francis Oil Company.

     Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At September 30, 2002, the Company had a total of $36.9 million outstanding under the revolver and $33.1 million available based on the current borrowing base, as defined, subject to certain limitations. During the first nine months of 2002, the average interest rate under this facility was approximately 4.1%. At September 30, 2002, the weighted average interest rate for loans outstanding under this facility was approximately 3.5%.

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

Common Stock Repurchases

     On September 14, 2001 the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through September 30, 2002, 305,907 shares have been purchased at a cost of $2,712,000, which shares are held in treasury.

Subsequent Event

     In October 2002, the Company sold non-operated interests in properties and a plant located in Alabama for approximately $11.5 million. Under full cost accounting, sales of properties less than 25%of the reserves of the total pool are recorded as credits to the full cost pool rather than as a gain or loss. Consequently, this sale will not have a significant effect on the results of operations for the year.

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

     In April 2002, the FASB issued FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued FAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of FAS No. 145 and 146 will not affect the Company's current financial position or results of operations. .

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

Commodity Price Risk

     The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company utilizes hedging transactions to manage a portion of its exposure to price fluctuations on its sales of oil and natural gas. A change in commodity prices of $.10 per MCF of natural gas and $1.00 per barrel of oil would cause the company's annual income from operations to change by $1,597,000.

     The merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. The impact of hedging transactions for the nine months ended September 30, 2002 was an increase in oil and gas revenues of $290,000. The fair value at September 30, 2002 of the crude oil and natural gas collars was a liability of $28,000. All assumed oil and gas hedging transactions will expire by the fourth quarter of 2002.

     In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. The impact of swap transactions for the nine months ended September 30, 2002 was an increase in oil and gas revenues of $564,000. The estimated fair value of the swap transactions at September 30, 2002 was a liability of $204,000.

Interest Rate Risk

     As a result of the merger with Southern Mineral, the Company assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap did not qualify for hedge accounting at the date of merger and the Company recorded the swap's fair value of $192,000 as a liability at that date. The estimated fair value at September 30, 2002 is a liability of $170,000. Changes in fair value are recorded in the results of operations.

Item 4. Controls and Procedures

     PetroCorp management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                                         PETROCORP INCORPORATED
                                         (Registrant)

Date: November 11, 2002                  /s/ STEVEN R. BERLIN
      -----------------                  ---------------------------------------
                                         Steven R. Berlin
                                         Chief Financial Officer and Secretary
                                         (On behalf of the Registrant and as the
                                         Principal Financial Officer)

                             PETROCORP INCORPORATED
                           CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven R. Berlin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PetroCorp
    Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                    /s/ STEVEN R. BERLIN
      -----------------                    -------------------------------------
                                           Steven R. Berlin
                                           Chief Financial Officer and Secretary

                             PETROCORP INCORPORATED
                           CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary R. Christopher, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of PetroCorp
    Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                    /s/ GARY R. CHRISTOPHER
      -----------------                    -------------------------------------
                                           Gary R. Christopher
                                           President and Chief Executive Officer