Form 10-K
period 2002-12-31
PETROCORP INC
filed 2003-03-20
CIK 911359

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               -----------------

                        Commission file number 0-22650

                               -----------------

                            PETROCORP INCORPORATED
            (Exact name of registrant as specified in its charter)

                       Texas                   76-0380430
                  (State or other
                  jurisdiction of
                   incorporation            (I.R.S. Employer
                   organization)           Identification No.)

              6733 South Yale Avenue              74136
                  Tulsa, Oklahoma              (Zip Code)
               (Address of principal
                executive offices)

      Registrant's telephone number, including area code: (918) 491-4500

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)(S)229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [_] Yes [X] No

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2002 was $47,152,755. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003:

              Common Stock, par value $.01 per share: 12,648,309

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement for the registrant's Annual Meeting of Shareholders to be held in 2003 (to be filed within 120 days of the close of registrant's fiscal year) is incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS

 Item                                            Title                                         Page
----                                             -----                                         ----

                                                PART I
    1.   Business.............................................................................   1
    2.   Properties...........................................................................   6
    3.   Legal Proceedings....................................................................  15
    4.   Submission of Matters to a Vote of Security Holders..................................  15

                                                PART II

    5.   Market for Registrant's Common Equity and Related Stockholder Matters................  16
    6.   Selected Financial Data..............................................................  17
    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  18
    7A   Quantitative and Qualitative Disclosure about Market Risk............................  24
    8.   Financial Statements and Supplementary Data..........................................  24
    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  25

                                               PART III

10-13.   (Incorporated by reference to Proxy Statement).......................................  25
   14.   Controls and Procedures..............................................................  25

                                                PART IV

   15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  26

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

   The Company makes available its periodic and current reports, free of charge, on its web site, www.PetroCorp.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

                          FORWARD LOOKING STATEMENTS

   All statements other than statements of historical fact contained in this report and other periodic reports filed by PetroCorp under the Securities Exchange Act of 1934 and other written or oral statements made by the Company or on the Company's behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. All statements regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statement. It is important to note that forward looking statement are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statement. Although the Company believes that the assumptions on which any forward-looking statements in this report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this report.

                                    PART I

Item 1.  Business.

General

   PetroCorp Incorporated is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties, and in the production of oil, natural gas liquids and natural gas in North America. The Company's activities are conducted principally in the states of Oklahoma, Texas, Mississippi, Alabama, Louisiana, Colorado and Kansas. The information included in Item 1 and Item 2 relates solely to the Company's continuing operations.

   At December 31, 2002, the Company's proved reserves related to the continuing operations totaled 2.7 MMBbls of oil and 38.8 Bcf of natural gas and had an estimated pretax present value of future net revenues (PV-10) of $108 million. On a Mcfe basis, approximately 70% of the Company's proved reserves were natural gas at such date. In addition, the Company has unproved interest holdings with a net book value of $233 thousand.

   The Company was formed in July 1983 as a Delaware corporation and in December 1986 contributed its assets to a newly formed Texas general partnership. In October 1992, the Company changed its legal form from a Texas general partnership to a Texas corporation. In August 1999, the Company signed a Management Agreement with its largest shareholder, Kaiser-Francis Oil Company (Kaiser-Francis), under which Kaiser-Francis agreed to provide management, technical and administrative support for all of the Company's operations in the United States and Canada. At that time, Gary R. Christopher was named President and CEO of the Company. Mr. Christopher, who has served on PetroCorp's Board of Directors since 1996, was an employee of Kaiser-Francis Oil Company through January 1, 2002, at which time he became an employee of PetroCorp Incorporated. This Management Agreement was approved by the shareholders of the Company in October 1999 and took effect on November 1, 1999. A new slate of corporate officers was approved at that time. In June 2001, the Company acquired Southern Mineral Corporation through a stock and cash purchase and merged it into PetroCorp. PetroCorp's principal executive offices are located at 6733 South Yale Avenue, Tulsa, Oklahoma 74136, with a mailing address of P.O. Box 21298, Tulsa, Oklahoma 74121-1298, and its telephone number is (918) 491-4500. Unless the context otherwise requires, the terms the "Company" and "PetroCorp" refer to and include PetroCorp Incorporated, its predecessor entities (including the original Delaware corporation and the subsequent Texas general partnership) and all subsidiaries in which PetroCorp owns a 50% or greater interest.

Sale of Canadian Subsidiaries

   On December 24, 2002, PetroCorp signed an agreement to sell its two Canadian subsidiaries, PCC Energy Inc. and PCC Energy Corp. for C$167.6 million (approximately US$112 million), with an economically effective date of October 1, 2002. The sale, which closed on March 5, 2003, is subject to post closing adjustments for certain working capital items. As of December 31, 2002, the combined reserves of the Canadian subsidiaries were 2,458 MBbls and 50,799 MMcf. The financial statements reflect the results of the Canadian operations as discontinued operations and segregate the Canadian assets and liabilities at December 31, 2002. Prior year statements of operations have been restated to conform to the current year presentation. Discontinued operations for 2002 include $24.0 million of revenue ($6.7 million revenue and 1,861 MMcf equivalent production in the fourth quarter) and $8.0 million of pre-tax income ($3.0 million earned in the fourth quarter). The corresponding discontinued operations revenue and pre-tax income for 2001 and 2000 were $26.0 million and $21.0 million revenue and $11.7 million and $13.3 million pre-tax income, respectively.

Business Strategy

   PetroCorp acquires, explores and develops oil and natural gas properties in North America.

   Acquisition Strategy. The Company has grown, in large part, through the acquisition of producing oil and gas properties. The Company generally focuses on acquisitions of long-lived natural gas reserves, located onshore in North America, and prefers acquisitions that provide additional potential through development or exploitation efforts, as well as exploratory drilling opportunities.

   Exploration and Development Strategy. Exploration and development activities are an important component of PetroCorp's business strategy. Through its Management Agreement with Kaiser-Francis, the Company has been able to allocate a significant portion of cash flows to exploration and development activities.

Acquisition, Exploration and Development Activities

   Among the 11 wells in which the Company participated during 2002, the Company drilled a 100% working interest, 7800 foot Miocene gas well in State of Texas waters off Matagorda Island and completed and put on production a 3 MMcfe per day well in Alta Loma field in Galveston, Texas. Additionally, the Company participated in a multi-pay well in Louisiana. These are described more fully in the Principal Properties section of Item 2.

   At year-end 2002, PetroCorp was not participating in any significant exploratory projects.

   PetroCorp sold substantially all of its Alabama producing properties and interest in a related gas processing plant for $11.5 million in the fourth quarter of 2002. As described previously in Item 1, on December 24, 2002 the Company entered into an agreement to sell its Canadian subsidiaries and closed that sale March 5, 2003.

Production and Sales

   The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales price received and average production costs during the three years ended December 31, 2002, 2001, and 2000. Hedging activity caused oil sales to decrease by $83,000 ($0.17 per Bbl) in 2002, increase by $51,000 ($0.13 per Bbl) in 2001 and decrease by $1,035,000 ($3.52 per Bbl) in 2000. Hedging activity caused gas sales to increase by $506,000 ($0.10 per Mcf) and $136,000 ($0.03 per Mcf) in 2002 and 2001, respectively, and decrease by $62,000 ($0.02 per Mcf) in 2000. See Notes 11 and 15 to the Consolidated Financial Statements of the Company included elsewhere in this report for additional financial information regarding the Company's operations.

                                               Year Ended December 31,
                                               -----------------------
                                                2002    2001    2000
                                               ------  ------  ------
             Net oil produced (MBbls).........    479     396     294
             Net gas produced (MMcf)..........  5,089   4,498   3,850
             Gas equivalents produced (MMcfe).  7,963   6,874   5,614
             Average oil sales price (per Bbl) $23.95  $23.61  $26.38
             Average gas sales price (per Mcf) $ 3.13  $ 3.47  $ 4.08
             Average sales price (per Mcfe)... $ 3.44  $ 3.63  $ 4.18
             Production costs (per Mcfe)...... $ 1.31  $ 1.27  $ 1.04

Marketing

   PetroCorp's gas production is sold to a variety of pipelines, marketing companies and utility end users at prices based on the spot market. This gas is typically sold under short-term contracts ranging in length from one month to one year.

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

   During the year ended December 31, 2002, EOTT Energy Trading Partnership Ltd. and Sunoco, Inc. accounted for 16% and 12% of the Company's total sales, respectively. The Company does not believe the loss of any purchaser would have a material adverse effect on its financial position since the Company believes alternative sales arrangements could be made on relatively comparable terms.

   In general, prices of oil and gas are dependent on numerous factors beyond the control of the Company, such as competition, international events and circumstances (including actions taken by the Organization of Petroleum Exporting Countries (OPEC)), and certain economic, political and regulatory developments. Since demand for natural gas is generally highest during winter months, prices received for the Company's natural gas are subject to seasonal variations as well.

Regulation

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

   Since 1985, FERC has issued numerous orders and policy statements designed to create a more competitive environment in the national natural gas marketplace, including orders promoting "open-access" transportation on natural gas pipelines subject to FERC's NGA and NGPA jurisdiction. The FERC's "Order 636" was issued in April 1992 and was designed to restructure the interstate natural gas transportation and marketing system and to promote competition within all phases of the natural gas industry. Among other things, Order 636 required interstate pipelines to separate the transportation of gas from the sale of gas, to change the manner in which pipeline rates were designed and to implement other changes intended to promote the growth of market centers. Subsequent FERC initiatives have attempted to standardize interstate pipeline business practices and to allow pipelines to implement market-based, negotiated and incentive rates. The restructured services implemented by Order 636 and successor orders have now been in effect for a number of winter heating seasons and have significantly affected the manner in which natural gas (both domestic and foreign) is transported and sold to consumers.

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

   Production Regulation. The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company owns and operates properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

Employees

   At December 31, 2002, PetroCorp had two full-time employees, Gary R. Christopher, President, and Richard L. Dunham, Executive Vice-President. Operations and activities not conducted by Messrs. Christopher and Dunham are conducted through the Management Agreement with Kaiser-Francis Oil Company.

Item 2.  Properties.

Principal Properties

   The Company's proved oil and gas properties are relatively concentrated. Approximately 90% of the PV-10 from the Company's proved reserves at December 31, 2002 was attributable to five principal areas.

   The following table presents data regarding the estimated quantities of proved oil and gas reserves and the PV-10 attributable to the Company's principal properties as of December 31, 2002, in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).

                                            December 31, 2002
                                   ----------------------------------------
                                   Estimated Proved Reserves
                                   -------------------------
                                     Oil      Gas
               Property/Area       (MBbls)   (MMcf)  MMcfe       PV-10
               -------------       -------   ------  ------  --------------
                                                             (in thousands)
         Gulf Coast Area..........    280     5,680   7,360     $ 21,004
         Gulf Coast, TX Area......    154    10,663  11,587       19,650
         Mid-Continent Waterfloods  1,147     1,466   8,348       13,460
         Mid-Continent Area.......    171    14,100  15,126       25,962
         Gulf Coast Offshore......    268     4,687   6,295       17,819
                                    -----    ------  ------     --------
            Subtotal..............  2,020    36,596  48,716       97,895
                                    -----    ------  ------     --------
         Others...................    689     2,164   6,298       10,519
                                    -----    ------  ------     --------
            Total.................  2,709    38,760  55,014     $108,414
                                    =====    ======  ======     ========

   Gulf Coast Area. PetroCorp owns various interests in onshore Gulf Coast properties in Louisiana and Mississippi. With the sale of the Big Excambia Creek properties in 2002, there are only minor properties remaining in Alabama. The primary Gulf Coast fields include East Riceville, Scott, Lake Raccourci and Leeville. East Riceville in Vermillion Parish, Louisiana is a two-well gas field producing 16 MMcf/d from a Miogyp reservoir at approximately 17,000 feet. PetroCorp owns a 13.8% working interest in this field which is operated by Murphy Exploration and Production Company. The Scott Field in Lafayette Parish, Louisiana has recently increased to 6 MMcf/d from the Bol Mex 3 in the Martin Heirs #1, of which PetroCorp owns approximately 10%.

   Gulf Coast, TX Area. Includes a new well in the Alta Loma Field in Galveston County, Texas. The Sunny Ernst #1 (25% PetroCorp working interest) is producing 3 MMcf/d and 75 barrels of condensate per day from a Tacquard zone at 14,900 feet. Other significant fields include Hallettsville, Harris and Yoakum. The Yoakum Field in Lavaca County, Texas contains Wilcox pays, including behind pipe recompletions, plus current and future Edwards horizontal production.

   Mid-Continent Waterfloods. The Mid-Continent waterfloods group includes the SW Oklahoma City waterflood located within the metropolitan Oklahoma City area. PetroCorp operates 63 wells targeting the Prue formation at 6,500 feet. Current unit production has increased to over 450 bo/d and PetroCorp owns an 86.4% working interest. Other fields include West Hunter, a Misner waterflood and the Will Rogers Unit.

   Mid-Continent Area. The Mid-Continent area consists primarily of gas fields scattered throughout Western Oklahoma. Of note is the deep Cement Field in Caddo County, Oklahoma, where PetroCorp has participated with up to a 10% WI in wells drilled below 15,000 feet to the Boatwright. Other fields include Cheyenne and Eakly Weatherford, which are mature, deep gas wells. PetroCorp also has a significant interest in the Glick Field in south-central Kansas.

   Gulf Coast Offshore. The Offshore area is comprised of three fields, all in state waters. North Cove is in State of Texas waters off Matagorda Island where PetroCorp drilled a successful 100% working interest Miocene gas well to 7,800 feet. Production should commence in May 2003. PetroCorp holds additional acreage on the play. Breton Sound is in State of Louisiana waters near the mouth of the Mississippi River. PetroCorp participated with 26% interest in a multi-pay well drilled below 10,000 feet. Production should commence in the spring of 2003. The third field, South Timbalier Block 198, is located in the state waters of Louisiana.

Title to Properties

   Except for the Company-owned mineral fee, royalty and overriding royalty interests shown in the "Acreage and Wells" table below, substantially all of the Company's United States property interests are held pursuant to leases from third parties. The Company believes that it has satisfactory title to its properties in accordance with standards generally accepted in the oil and gas industry. In certain instances, the Company has acquired legal title to producing properties and has carved out of the properties so acquired net profits royalty interests in favor of institutional investors who supplied a substantial portion of the funds for the acquisition of such properties. The producing property reserves of the Company are stated after giving effect to the reduction in cash flow attributable to such net profits royalty interests. In addition, the Company's properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties.

Oil and Gas Reserves

   All information herein regarding estimates of the Company's proved reserves, related future net revenues and PV-10 is taken from reports prepared by PetroCorp and reviewed by Ryder Scott Company, L.P. ("Ryder Scott") (the Independent Engineers). Ryder Scott reviewed approximately 85% of the present value of future net revenues. These reports were prepared in accordance with the rules and regulations of the SEC and estimates of reserves were based upon production histories and other geologic, economic, ownership and engineering data.

   The following table sets forth summary information with respect to the estimates of the Company's proved oil and gas reserves as of December 31, 2002. The PV-10 values shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by the Company. The prices used in determining future cash inflows for natural gas and oil as of December 31, 2002, were $4.59 per Mcf and $31.20 per barrel, respectively. These prices were based on the cash spot price for natural gas and oil at December 31, 2002.

                                                        December 31,
                                                            2002
                                                        ------------
           Proved reserves:
              Oil (MBbls)..............................      2,709
              Gas (MMcf)...............................     38,760
              Gas equivalents (MMcfe)..................     55,014
           Future net revenues ($000s).................   $174,041
           Present value of future net revenues ($000s)   $108,414

           Proved developed reserves:
              Oil (MBbls)..............................      2,147
              Gas (MMcf)...............................     34,317
              Gas equivalents (MMcfe)..................     47,199
           Future net revenues ($000s).................   $152,894
           Present value of future net revenues ($000s)   $ 96,421

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

   In accordance with SEC guidelines, estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Marketing" under
Item 1 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this report and Note 15 to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2002.

Acreage and Wells

   The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 2002.

                                                 Undeveloped
                                Developed Acres   Acres(1)
                                --------------  -------------
                                 Gross    Net   Gross   Net
                                -------  ------ ------ ------
                    Alabama....     960      40     --     --
                    Colorado...  10,186   7,958     --     --
                    Kansas.....   5,360     667     10      1
                    Louisiana..  13,795   2,610  9,421  1,632
                    Mississippi   2,880     487  6,096  5,054
                    Oklahoma...  40,434  10,230 11,445  4,385
                    Texas......  50,109  12,577 28,675  8,370
                    Wyoming....   5,655     774  5,109    480
                    Other......     800     204 14,259  5,031
                                -------  ------ ------ ------
                       Total... 130,179  35,547 75,015 24,953
                                =======  ====== ====== ======

--------
(1) Approximately 9% of net undeveloped acres are covered by leases that expire during 2003, unless drilling or production otherwise extends lease terms.

   As of December 31, 2002, the Company had working interests in 271 gross (101 net) producing oil wells and 218 gross (55 net) producing gas wells in the United States.

Drilling Activities

   All of PetroCorp's drilling activities are conducted through arrangements with independent contractors, and it owns no drilling equipment. Certain information with regard to the Company's drilling activities completed during the years ended December 31, 2002, 2001 and 2000 is set forth below:

                                     Year Ended December 31,
                          -----------------------------------------
                               2002           2001            2000
                          -------------- -------------- -----------
                                  Net            Net            Net
                                Working        Working        Working
          Type of Well    Gross Interest Gross Interest Gross Interest
          ------------    ----- -------- ----- -------- ----- --------
        Development:
           Oil...........   2      .6      3      .1      4      .2
           Gas...........   5     2.3      8     1.0      5      .3
           Nonproductive.  --      --      3      .2      1      .2
                           --     ---     --     ---     --      --
               Total.....   7     2.9     14     1.3     10      .7
                           --     ---     --     ---     --      --
        Exploratory:
           Oil...........   3     1.3      1      .1     --      --
           Gas...........  --      --      3      .5     --      --
           Nonproductive.   1      .2      2      .2      1      .0/(1)/
                           --     ---     --     ---     --      --
           Total.........   4     1.5      6      .8      1      .0
                           --     ---     --     ---     --      --
        Total............  11     4.4     20     2.1     11      .7
                           ==     ===     ==     ===     ==      ==

--------
/(1)/ The Company has a net working interest of less than 0.05% in this well.

   At December 31, 2002, the Company was not participating in the drilling of any wells.

Other Facilities

   The Company leases, and subleases to others, approximately 10,000 square feet in Houston, Texas where the Southern Mineral offices were located. The obligation under these leases will end in 2003. Additionally, the Company owns an 18,400 square-foot building and surface pads covering approximately 42 acres related to its Southwest Oklahoma City Field operations and a small gathering system in the Paradox Basin area of southwestern Colorado.

                                 RISK FACTORS

Oil price declines and volatility could adversely affect the Company's revenues, cash flows and profitability.

   The Company's revenues, profitability and future rate of growth depend substantially upon the prevailing prices of oil and gas. Because approximately 70% of the Company's estimated proved reserves as of December 31, 2002 were natural gas reserves, the Company's financial results are more sensitive to movements in natural gas prices.

   Natural gas and oil and are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand; these changes may arise from:

  .   weather conditions,

  . the ability of the members of OPEC to agree to and maintain oil price and production controls,

  .   political instability or armed conflict in oil-producing regions,

  .   the price and availability of alternative fuels,

  .   the availability of pipeline capacity, and

  .   domestic and foreign governmental regulations and taxes.

   Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1997, 1998, and early 1999, and, for an extended period of time, remained substantially below prices obtained in previous years. Also, prices at December 31, 2002 were substantially higher than prices at the end of 2001. Lower oil and gas prices may reduce the amount of oil and gas the Company produces. Significant reductions in oil and gas prices may require the Company to reduce its capital expenditures. Reducing drilling will make it more difficult for the Company to replace the reserves it produces.

If the Company is not able to replace reserves, it may not be able to sustain current production rates.

   The Company's future success depends largely upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves it produces through successful development, exploration or acquisition, its proved reserves will decline over time. In addition, approximately 14% by volume of its total estimated proved reserves at December 31, 2002 were undeveloped. By their nature, undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company may fail to successfully find and produce reserves economically in the future. Drilling levels required to replace reserves will likely increase the Company's exposure to drilling risk.

If the Company does not make significant capital expenditures, it may not be able to exploit reserves.

   The Company must make substantial capital expenditures in connection with the exploration, development and production of its oil and gas properties. The Company intends to finance its capital expenditures primarily with existing cash and cash equivalents, funds provided by operations and borrowings under its credit agreement. If the Company's cash flow from operations and availability under existing credit facilities are not sufficient to satisfy capital expenditure requirements, additional debt or equity financing may not be available to allow it to fund its continued growth. The Company has a $75 million revolving credit facility with a borrowing base at December 31, 2002 of $70 million (reduced to $25 million in March 2003.) The company estimates capital expenditures for 2003 to be approximately $10 million.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and net present value of our reserves.

   The calculations of proved reserves of oil and gas included in this document have been prepared by the Company and reviewed by independent petroleum engineers retained by the Company. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretations and judgment and the assumptions used regarding quantities of recoverable oil and natural gas reserves and prices for crude oil and natural gas. Any significant variance between the assumptions used in our estimates and the actual data could result in the actual quantity of our reserves and future net cash flow being materially different from the estimates in the Company's reserve reports. In addition, results of drilling, testing and production and changes in crude oil and natural gas prices after the date of the estimate may result in substantial upward or downward revisions.

   Also, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. At December 31, 2002, 40% of the Company's proved reserves were proved undeveloped or proved non-producing. Further, because most of the Company's reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   Shareholders should not assume that the present value of future net cash flows from the Company's proved reserves included or incorporated by reference in this report is the current market value of the Company's estimated natural gas and oil reserves. In accordance with SEC requirements, the Company bases the estimated discounted future net cash flows from the Company's proved reserves on prices and costs on the date of the estimate, which may vary materially from actual future prices and costs.

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

The Company's industry experiences numerous operating and exploration risks. Insurance may not be adequate to protect the Company against all these risks.

   Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil and gas reserves will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including:

  .   pressure or irregularities in formations;

  .   equipment and materials failures or accidents;

  .   blowouts and surface cratering;

  .   fires and explosions;

  .   uncontrollable flows of oil and formation water; and

  . environmental hazards such as oil spills, pipeline ruptures and discharges of toxic gases.

   If any of these events occur, we could incur substantial losses as a result of:

  .   injury or loss of life;

  . severe damage to and destruction of property, natural resources and equipment;

  .   pollution and other environmental damage;

  .   regulatory investigation and penalties;

  .   suspension of our operations; and

  .   repairs to resume operations.

   The Company's insurance does not protect us against all operational risks. The Company does not carry business interruption insurance at levels that would provide enough funds for the Company to continue operating without access to other funds. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill the Company's wells, the Company not may not realize the full benefit of workmen's compensation laws in dealing with their employees. In addition, pollution and environmental risks generally are not fully insurable.

Marketability of the Company's production may be affected by factors beyond its control.

   The marketability of the Company's production depends in part upon the availability, proximity and capacity of oil and gas gathering systems, pipelines and processing facilities. Most of the Company's oil and gas will be delivered through gathering systems and pipelines that are not owned by the Company. Federal, state and local regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and gas.

The Company may be unable to identify liabilities associated with the properties that it acquires or obtain protection from sellers against them.

   The successful acquisition of producing properties involves an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is inexact and uncertain. In connection with this assessment the Company will perform a review of the subject properties, but this review will not reveal all existing or potential problems. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company may in many cases assume pre-closing liabilities, including environmental liabilities, and will likely acquire interests in properties on an "as is" basis. The Company's acquisitions may be unsuccessful. The failure of the Company to successfully complete acquisitions could have a material adverse effect on the Company.

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

   Kaiser-Francis, PetroCorp's largest shareholder, and its subsidiaries explore for and produce oil and gas in some of the same geographic areas in which the Company operates. Kaiser-Francis is not required to pursue a business strategy that will favor PetroCorp business opportunities over the business opportunities of Kaiser-Francis, its affiliates, or any other competitor of PetroCorp acquired by Kaiser-Francis. In fact, Kaiser-Francis may have financial motives to favor itself.

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

Hedging Activities

   The Company periodically utilizes energy swap arrangements and futures transactions to reduce sensitivity to oil and gas price volatility. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, the Company will be required to satisfy obligations it may have under fixed price sales or hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of its own production. Further, the terms under which the Company enters into fixed price sales and hedging contracts are based on assumptions and estimates of numerous factors such as cost of production and pipeline and other transportation costs to delivery points. Substantial variations between the assumptions and estimates used and actual results experienced could materially adversely affect anticipated profit margins and PetroCorp's ability to manage the risk associated with fluctuations in oil and gas prices.

   In addition, fixed price sales and hedging contracts are subject to the risk that the counter-party may prove unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse financial effect on the Company. The company had no hedging contracts at December 31, 2002.

The Company's articles of incorporation, bylaws and rights plan discourage corporate takeovers and could prevent shareholders from realizing a premium on their investment.

   The Company's articles of incorporation and bylaws and provisions of the Texas Business Corporation Act may have the effect of delaying or preventing a change in control. The Company's directors are elected to staggered terms. Also, the Company's articles of incorporation authorize the Company's board of directors to issue preferred stock without shareholder approval and to set the rights, preferences and other designations, including voting rights of those shares as the board may determine, and the Company has available authorized but unissued common stock. In addition, the Company has adopted a rights plan, as further which could, alone or in combination with the articles of incorporation and the bylaws, discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

Costs to comply with environmental laws and governmental regulations are significant.

   Environmental and other governmental laws, some of which are applied retroactively, have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells and related facilities. The Company may be required to make large expenditures to comply with environmental laws.

   Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company does not believe that full insurance coverage for all potential environmental damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. For example, Congress or the Minerals Management Service could decide to limit exploratory drilling or natural gas production in some areas of the Gulf of Mexico. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect the Company's financial condition and results of operations.

A small number of shareholders control the Company, making it difficult for the Company's other shareholders to affect the Company's management.

   Directors, executive officers and principal shareholders of the Company, and their affiliates, beneficially own approximately 55% of the Company, including approximately 38% owned by Kaiser-Francis. Accordingly, these shareholders, as a group, will be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's articles of incorporation or bylaws, and the approval of mergers and other significant corporate transactions. The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of the Company's common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in the management or voting control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of the Company's common stock.

The Company may not pay dividends on its common stock.

   The Company has not declared or paid any cash dividends on its Common Stock to date. The Board of Directors of the Company has not determined if it will declare cash dividends on its Common Stock in the foreseeable future. Any future cash dividends would depend on the availability of investment opportunities, future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Company's Board of Directors. The terms of the Company's credit facility prohibits the declaration or payment of any dividends and would need to be modified before any dividends could be declared.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock is currently listed on the American Stock Exchange (the "AMEX") and trades under the symbol PEX. The Company's Common Stock has been listed with the AMEX since September 17, 1998. Prior to that time, the Company's Common Stock had been listed on The Nasdaq Stock Market since October 28, 1993. The following table presents the high and low closing prices for the Company's Common Stock for each quarter during 2001 and 2002, and for a portion of the Company's current quarter, as reported by the AMEX.

                  2001                            2002                   2003
     ------------------------------- ------------------------------- ------------
                                                                        First
                                                                       Quarter
      First  Second   Third  Fourth   First  Second   Third  Fourth    (through
     Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter February 28)
     ------- ------- ------- ------- ------- ------- ------- ------- ------------
High $10.63  $10.70   $9.88   $9.50  $10.11   $9.95   $9.60  $10.25     $10.70
Low.   9.62    9.37    8.60    8.70    8.70    9.11    8.06    8.20      10.18

   As of February 28, 2003, there were approximately 1,500 holders of record of the Common Stock.

   The Company has not declared or paid any cash dividends on its Common Stock to date. The Board of Directors of the Company has not determined if it will declare cash dividends on its Common Stock in the foreseeable future. Any future cash dividends would depend on the availability of investment opportunities, future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Company's Board of Directors. The terms of the Company's credit facility prohibits the declaration or payment of any dividends and would need to be modified before any dividends could be declared.

   The equity compensation plan information required by Item 201 of Regulation S-X will be included in the Company's proxy, and is herewith incorporated by reference.

Item 6.  Selected Financial Data.

   The following table summarizes consolidated financial data of the Company and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere in this report.

                                                       For the Year Ended December 31,
                                              ------------------------------------------------
                                                2002      2001      2000      1999      1998
                                              --------  --------  --------  --------  --------
                                                  (In thousands, except per share amounts)
Income Statement Data:
Revenues:
   Oil and gas............................... $ 27,363  $ 24,970  $ 23,481  $ 15,505  $ 15,911
   Other.....................................      312       199       107        60        --
                                              --------  --------  --------  --------  --------
                                                27,675    25,169    23,588    15,565    15,911
                                              --------  --------  --------  --------  --------
Expenses:
   Production costs..........................   10,451     8,704     5,813     4,555     5,171
   Depreciation, depletion and amortization..    8,002     9,616     5,178     6,134    12,821
   Oil and gas property valuation adjustment.       --    15,400        --        --    33,600
   General and administrative................    1,838       933       428     2,507     2,462
   Restructuring costs.......................       --        --      (425)    3,251        --
   Other operating expenses..................       98       169       243       220       219
                                              --------  --------  --------  --------  --------
                                                20,389    34,822    11,237    16,667    54,273
                                              --------  --------  --------  --------  --------
Income (loss) from operations................    7,286    (9,653)   12,351    (1,102)  (38,362)
                                              --------  --------  --------  --------  --------
Other income (expenses):
   Investment income.........................       70        65       251       413       694
   Interest expense..........................   (1,566)   (1,237)   (2,895)   (3,318)   (2,946)
   Other income (expenses)...................      565       921      (257)     (175)       12
                                              --------  --------  --------  --------  --------
                                                  (931)     (251)   (2,901)   (3,080)   (2,240)
                                              --------  --------  --------  --------  --------
Income (loss) before income taxes............    6,355    (9,904)    9,450    (4,182)  (40,602)
                                              --------  --------  --------  --------  --------
Income tax provision (benefit):
   Current...................................      (13)      157        --        --        --
   Deferred..................................    2,133    (4,769)    3,662    (1,155)  (15,168)
                                              --------  --------  --------  --------  --------
                                                 2,120    (4,612)    3,662    (1,155)  (15,168)
                                              --------  --------  --------  --------  --------
Income (loss) from continuing operations.....    4,235    (5,292)    5,788    (3,027)  (25,434)
Income from discontinued operations..........    4,449     7,338     7,030     2,821     1,039
                                              --------  --------  --------  --------  --------
Net income (loss)............................ $  8,684  $  2,046  $ 12,818  $   (206) $(24,395)
                                              ========  ========  ========  ========  ========
Income (loss) per share--basic:
   Continuing operations..................... $   0.34  $  (0.48) $   0.66  $  (0.35) $  (2.94)
   Discontinued operations................... $   0.35  $   0.67  $   0.81  $   0.33  $   0.12
                                              --------  --------  --------  --------  --------
   Net income................................ $   0.69  $   0.19  $   1.47  $  (0.02) $  (2.82)
                                              ========  ========  ========  ========  ========
Income (loss) per share--diluted:
   Continuing operations..................... $   0.34  $  (0.48) $   0.66  $  (0.35) $   2.94
   Discontinued operations................... $   0.35  $   0.66  $   0.80  $   0.33  $   0.12
                                              --------  --------  --------  --------  --------
   Net income................................ $   0.69  $   0.18  $   1.46  $  (0.02) $  (2.82)
                                              ========  ========  ========  ========  ========
Weighted average number of common
  shares--basic..............................   12,584    10,975     8,692     8,658     8,637
                                              ========  ========  ========  ========  ========
Weighted average number of common shares--
  diluted....................................   12,676    11,119     8,786     8,658     8,637
                                              ========  ========  ========  ========  ========
Balance Sheet Data (at December 31):
   Working capital........................... $ 55,795  $  4,031  $  9,029  $  3,642  $  2,080
   Total assets..............................  161,581   165,355   117,319   105,395   103,992
   Long-term debt............................   28,750    47,620    29,992    43,410    47,305
   Shareholders' equity......................  100,595    91,915    54,277    42,363    40,744

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

   On December 24, 2002, PetroCorp signed an agreement to sell its two Canadian subsidiaries, PCC Energy Inc. and PCC Energy Corp. for C$167.6 million (approximately US$112 million), with an economically effective date of October 1, 2002. The sale, which closed on March 5, 2003, is subject to post closing adjustments for certain working capital items. As of December 31, 2002, the combined reserves of the Canadian subsidiaries were 2,458 MBbls and 50,799 MMcf. The financial statements reflect the results of the Canadian operations as discontinued operations and segregate the Canadian assets and liabilities at December 31, 2002. Prior year statements of operations have been restated to conform to the current year presentation. Discontinued operations for 2002 include $24.0 million of revenue ($6.7 million revenue and 1,861 MMcf equivalent production in the fourth quarter) and $8.0 million of pre-tax income ($3.0 million earned in the fourth quarter). The corresponding discontinued operations revenue and pre-tax income for 2001 and 2000 were $26.0 million and $21.0 million revenue and $11.7 million and $13.3 million pre-tax income, respectively.

   The following table reflects certain operating data for the continuing operations of the Company for the periods presented:

                                                           For the Year Ended
                                                              December 31,
                                                          --------------------
                                                           2002   2001   2000
                                                          ------ ------ ------
 Production:
    Oil (MBbls)..........................................    479    396    294
    Gas (MMcf)...........................................  5,089  4,498  3,850
    Gas equivalents (MMcfe)..............................  7,963  6,874  5,614

 Average sales prices:
    Oil (per Bbl)........................................ $23.95 $23.61 $26.38
    Gas (per Mcf)........................................   3.13   3.47   4.08

 Selected data per Mcfe:
    Average sales price.................................. $ 3.44 $ 3.63 $ 4.18
    Production costs.....................................   1.31   1.27   1.04
    General and administrative expenses..................   0.23   0.14   0.08
    Oil and gas depreciation, depletion and amortization.   0.99   1.38   0.85

Critical Accounting Policies

   Oil and Gas Properties. The Company accounts for oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. At the end of each quarter, the net unamortized capitalized cost of oil and natural gas properties is compared to a "ceiling". The ceiling is defined as the sum of the present value (10 percent discount rate) of estimated future net revenues from proved reserves, based on period-ending oil and natural gas prices, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, less related deferred income taxes. If the net capitalized costs of oil and natural gas properties exceed the ceiling, the Company is subject to a ceiling test write-down to the extent of such excess. A ceiling test write-down, also described as a property valuation adjustment, is a non-cash charge to earnings. If required, it reduces earnings and impacts stockholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. Once written down, oil and gas properties can not be adjusted upward due to subsequent increase in reserve values.

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

   The value of the Company's oil and natural gas reserves is used to determine the loan value under the Company's loan agreement. This value is affected by both price changes and the measurement of reserve volumes. Oil and natural gas reserves cannot be measured exactly. PetroCorp's estimate of oil and natural gas reserves require extensive judgments of our reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. PetroCorp utilizes Ryder Scott Company, independent petroleum consultants, to annually review the Company's reserves as prepared by PetroCorp's reservoir engineer.

   Income Taxes. As part of the process of preparing the consolidated financial statements, PetroCorp is required to estimate the income taxes in each of the jurisdictions in which PetroCorp operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, depletion and amortization, for tax and accounting purposes. These differences and the net operating loss and statutory depletion carryforwards result in deferred tax assets and liabilities, which are included within PetroCorp's consolidated balance sheet. PetroCorp must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, PetroCorp must establish a valuation allowance. To the extent PetroCorp establishes a valuation allowance or increases or decreases this allowance in a period, the Company must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

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

   Examples of temporary differences include the expensing of intangible drilling costs for tax purposes while such costs are capitalized as part of the full cost pool for financial purposes. Another example is accelerated depreciation and depletion for tax purposes compared to financial depreciation and depletion. Both examples cause an excess basis in oil and gas properties for financial purposes as compared to tax basis, which results in a deferred liability.

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

   A summary of the Company's accounting policies is included in Note 1 to the Consolidated Financial Statements.

Restructuring

   As part of a restructuring plan, on August 3, 1999, PetroCorp's Board of Directors entered into a Management Agreement with its largest shareholder, Kaiser-Francis, under which Kaiser-Francis provides management, technical, and administrative support services for all PetroCorp operations in the United States and Canada.

   Under the terms of the Management Agreement, as amended, Kaiser-Francis is compensated through a service fee equal to administrative and overhead fees charged under applicable operating agreements plus fixed fees of no more than $50 per well per month for non-operated properties. Administration fees and cost reimbursements for 2002, 2001, and 2000 respectively, were $3,146,000, $3,064,000 and $2,076,000 ($1,965,000, $2,176,000, and $1,419,000 for
administration fees). Of the administrative fees, $1,498,000, $1,693,000, and $1,234,000, respectively, relate to continuing operations covered under the Management Agreement.

Results of Operations

  2002 Compared to 2001

   Revenues. Total revenues increased 10% to $27.7 million in 2002 compared to $25.2 million in 2001. Oil production increased 21% to 479 MBbls from 396 MBbls. Natural gas production increased 13% to 5,089 MMcf from 4,498 MMcf, resulting in overall production increasing 16% to 7,963 MMcfe from 6,874 MMcfe. Production increases are primarily due to having a full year of production from properties in the merger with Southern Mineral in June 2001.

   The Company's average U.S. natural gas price decreased 10% to $3.13 per Mcf in 2002 from $3.47 per Mcf in 2001. The Company's average oil price increased 1% to $23.95 per barrel in 2002 from $23.61 per barrel in 2001. Of the $2,393,000 increase in oil and gas sales in 2002, approximately $4 million was attributable to increased production of oil and gas, $160,000 was attributable to the increase in the average price of oil, and these were partially offset by $1,767,000 of lower average gas prices.

   Production Costs. Production costs increased 20% to $10.5 million in 2002 compared to $8.7 million in 2001 as a result of the acquisition of Southern Mineral in June 2001. Production costs per Mcfe were $1.31 for 2002 and $1.27 for 2001.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 17% to $8.0 million in 2002 from $9.6 million in 2001. The decrease in the oil and gas DD&A rate per Mcfe to $0.99 in 2002 from $1.38 in 2001 reflects the impact of the higher year-end reserve quantities associated with higher prices.

   General and Administrative Expenses. General and administrative expenses increased 97% to $1.8 million in 2002 from $0.9 million in 2001 due to office close down costs and higher management fees, both related to the merger with Southern Mineral.

   Investment Income. Investment income increased 8% to $70,000 in 2002 from $65,000 in 2001 due to more cash being retained as temporary investments prior to debt payment.

   Interest Expense. Interest expense increased 27% to $1.6 million in 2002 from $1.2 million in 2001, primarily due to the additional debt from the purchase of Southern Mineral, partially offset by lower interest rates.

   Income Taxes. The Company recorded a $2.1 million income tax expense on pre-tax income of $6.4 million in 2002 compared to an income tax benefit of $4.6 million on pre-tax loss of $9.9 million in 2001. Effective tax rates were 33% and 47%, respectively, in 2002 and 2001. Effective tax rates differed from statutory rates primarily due to statutory depletion.

  2001 Compared to 2000

   Revenues. Total revenues increased 7% to $25.2 million in 2001 compared to $23.6 million in 2000. Oil production increased 35% to 396 MBbls from 294 MBbls. Natural gas production increased 17% to 4,498 MMcf from 3,850 MMcf, resulting in overall production increasing 22% to 6,874 MMcfe from 5,614 MMcfe. Production increases are primarily due to the merger with Southern Mineral in June 2001.

   The Company's average U.S. natural gas price decreased 15% to $3.47 per Mcf in 2001 from $4.08 per Mcf in 2000. The Company's average oil price decreased 11% to $23.61 per barrel in 2001 from $26.38 per barrel in 2000. Of the $1,489,000 increase in oil and gas sales in 2001, approximately $5.3 million was due to increased production of oil and gas, partially offset by $2.7 million and $1.1 million of lower gas and oil prices, respectively.

   Production Costs. Production costs increased 50% to $8.7 million in 2001 compared to $5.8 million in 2000 as a result of the acquisition of Southern Mineral and workover operations for repairs and production enhancements. Production costs per Mcfe were $1.27 for 2001 and $1.04 for 2000. Approximately $0.12 per Mcfe of increased costs are due to increased workover operations.

   Depreciation, Depletion & Amortization (DD&A). Total DD&A increased 86% to $9.6 million in 2001 from $5.2 million in 2000. The increase in the oil and gas DD&A rate per Mcfe to $1.38 in 2001 from $0.85 in 2000 reflects the impact of Southern Mineral properties added through the merger in June 2001 and lower year-end reserve quantities due to lower prices.

   Oil and Gas Property Valuation Adjustment. At December 31, 2001, as a result of low oil and gas prices, the Company's net capitalized costs for its U.S. oil and gas properties exceeded the ceiling, resulting in a non-cash valuation adjustment of $15.4 million.

   General and Administrative Expenses. General and administrative expenses increased 118% to $0.9 million in 2001 from $0.4 million in 2000 due to office close down costs and higher management fees, both due to the impact of the merger with Southern Mineral.

   Investment Income. Investment income decreased 74% to $65,000 in 2001 from $251,000 in 2000 due to excess cash being used to pay down debt.

   Interest Expense. Interest expense decreased 57% to $1.2 million in 2001 from $2.9 million in 2000, primarily due to decreases in interest rates.

   Income Taxes. The Company recorded a $4.6 million income tax benefit on a pre-tax loss of $9.9 million in 2001 compared to an income tax expense of $3.7 million on pre-tax income of $9.5 million with an effective tax rate of 39% in 2000. During 2001, the Company recorded a $4.6 million tax benefit due to the U.S. operating loss and a change in the estimated amount of depletion carryforwards available to reduce future taxable income. Effective tax rates differing from statutory rates are primarily due to statutory depletion in the United States.

Liquidity and Capital Resources

   As of December 31, 2002, the Company had working capital of $55.8 million as compared to $4.0 million at December 31, 2001. Cash provided by operating activities was $24.0 million, $13.1 million and $33.2 million in 2002, 2001 and 2000, respectively.

   The Company's total capital expenditures were $8.3 million, $93.8 million ($38.5 million cash), and $7.2 million for 2002, 2001 and 2000, respectively. In 2002, the Company spent $8.9 million related to exploration and development. During 2001, the Company spent $12.1 million related to exploration and development and $76.3 million ($21.0 million of cash expenditures) related to the acquisition of Southern Mineral. In 2000, the Company spent $1.5 million related to exploration and development.

   In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The agreement was amended in August 2002 to extend its term, increase the borrowing base, and partially change the lenders. The amended term of the facility is through May 1, 2004 and the amended borrowing base was set at $70 million. The current lenders are TD Bank, as agent, and Fortis Capital Corp. and Bank of Oklahoma, N.A. (Bank of Oklahoma, N.A.'s largest beneficial owner is also the primary beneficial owner of Kaiser-Francis Oil Company. Approximately 38% of the Company is owned by Kaiser-Francis Oil Company.)

   Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest rate spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At December 31, 2002, the Company had a total of $28.8 million outstanding under the revolver and $41.2 million available based on the current borrowing base, as defined, subject to certain limitations. During 2002 and 2001, the average interest rate under this facility was approximately 4.1% and 5.8%. At December 31, 2002, the weighted average interest rate under this facility was approximately 4.25%.

   The above described borrowing arrangement is the Company's only long-term (over one year) contractual obligation.

   Effective in March 2003, and in conjunction with the sale of Canadian subsidiaries described in Note 2, the Company amended its revolving credit agreement to adjust the borrowing base to $25 million, allocated entirely to United States borrowing. Canadian lenders were released from the agreement. All outstanding debt was paid off with a portion of the proceeds from the sale.

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

  Common Stock Repurchases

   On September 14, 2001, the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through December 31, 2002, 305,907 shares have been purchased at a cost of $2,712,000. On March 17, 2003, the Company announced a stock repurchase plan under which up to 25% of the Company's common stock could be acquired.

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

   In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). The effect of this standard on the Company's results of operations and financial condition at adoption is expected to include an increase in liabilities of approximately $4.6 million; a net increase in property, plant and equipment of approximately $700,000; and a charge to income, net of deferred income tax, for the cumulative effect of adopting the new standard of $2.5 million and a deferred tax asset of $1.4 million.

   During 2002, the company adopted FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under the provisions of this standard, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items in the statement of operations. Accordingly, the Company's loss on early retirement of debt of $385 thousand in the year ended December 31, 2000, which was previously presented as a net of tax extraordinary item, has been reclassified in the accompanying financial statements and presented as a component of other income. This reclassification had no impact on the Company's financial position, net income or cash flows.

   In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of FAS No. 146 will not affect the Company's current financial position or results of operations.

   In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on the Company's financial position or results of operations.

   On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation-- Transition and Disclosure--an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for the Company and have been included in Note 1 of the Company's financial statements. The new interim disclosure provisions will be effective for the Company in the first calendar quarter of 2003.

   On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved thought means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest on (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect the adoption of this standard to have any impact on the financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

   The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and (in prior years) exchange rates.

  Commodity Price Risk

   The Company produces and sells natural gas, crude oil, condensate, natural gas liquids and sulfur. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company periodically utilizes hedging transactions to manage a portion of its exposure to price fluctuations on its sales of oil and natural gas. The impact of hedging transactions was an increase to net revenue of $423,000 and $187,000, respectively for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, hedging transactions reduced revenue by $1,097,000. A change in commodity prices of $0.10 per MCF of natural gas and $1.00 per barrel of oil would have caused the Company's 2002 income from operations to change by approximately $1 million.

   The merger with Southern Mineral resulted in PetroCorp assuming crude oil and natural gas costless collars. The impact of these hedging transactions on 2002 financial results increased oil and gas revenues by $31,000 and increased income from discontinued operations by $222,000. All assumed oil and gas hedging transactions expired during the fourth quarter of 2002.

   In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. The impact of swap transactions for 2002 was an increase in oil and gas revenues of $392,000 ($0.08 per Mcf).

  Interest Rate Risk

   Total debt at December 31, 2002, included no fixed-rate debt. The Company has elected to use only variable rate financing, therefore the Company has limited control over interest rate changes, which may adversely affect the Company's results of operations and cash flows.

   As described in Note 7 of the Consolidated Financial Statements of the Company, an interest rate swap position was assumed as part of the merger with Southern Mineral. Under the swap, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notational amount of Canadian $15 million. The estimated fair value of the swap at December 31, 2002 is a liability of $182,000. Changes in fair value are recorded in the results of operations.

  Foreign Currency Exchange Rate Risk

   Prior to the sale of its Canadian subsidiaries (see Part I, Sale of Canadian Subsidiaries), the Company conducted a significant portion of its business in the Canadian dollar and was therefore subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions.

Item 8.  Financial Statements and Supplementary Data.

   The information required by this item appears on pages 32 through 60 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There is no matter required to be disclosed in response to this item.

                                   PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K, Items 10 through 13 of Part III of this Report are omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

Item 14.  Controls and Procedures

   Within 90 days before filing this Form 10-K, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with the SEC. Our disclosure controls and procedures include our internal accounting controls. Based on the evaluation of our Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedure controls are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as a part of this report:

   1.  Financial Statements

                                                                                                 Page
                                                                                                of this
                                                                                                Report
                                                                                                -------
Report of Independent Accountants..............................................................   33
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001......................   34
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.....   35
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and
  2000.........................................................................................   36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.....   37
Notes to Consolidated Financial Statements.....................................................   39

   2.  Financial Statement Schedules

      Not Applicable.

   3.  Exhibits

 2.1* Plan of Merger and Combination Agreement, dated September 18, 1991, by and among Park Avenue
      Exploration Corporation, PetroCorp, L.S. Holding Company, PetroCorp Incorporated, PetroPartners
      Limited Partnership, PetroCorp Acquisition Corporation and Management Shareholders, as amended by the First Amendment, dated October 1, 1992, and by the Simplification Agreement described in Exhibit
      2.2 hereto. Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-
      1 (Registration No. 33-36972) initially filed with the Securities and Exchange Commission (SEC) on
      August 26, 1993 (Registration Statement).

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

10.15* Credit Agreement dated July 21, 2000 among PetroCorp Incorporated, PC Energy Limited, PCC Corp.,
       Toronto Dominion (Texas), Inc., The Toronto-Dominion Bank, TD Securities (USA), Inc. and various lenders signature thereto. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly report on Form 10-Q dated August 11, 2000.

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

10.20* Southern Mineral 1997 Non-employee Director Compensation Plan (incorporated by reference to
       Southern Mineral's Form S-8, filed April 28, registration No. 333-512 (Commission file No. 333-
       26001)).

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

10.22* Employment Agreement, dated December 28, 2001, between PetroCorp Incorporated and Gary R.
       Christopher.

10.23* Employment Agreement, dated December 28, 2001, between PetroCorp Incorporated and Richard L.
       Dunham.

10.24  Share Purchase Agreement, dated December 24, 2002, between PetroCorp Incorporated, PetroCorp
       Acquisition Company, 1022694 Alberta Ltd. and Enermark, Inc.

21     List of material subsidiaries.

23.1   Consent of PricewaterhouseCoopers LLP.

23.2   Consent of Ryder Scott Company

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

                                              PETROCORP INCORPORATED
                                              (Registrant)

                                              By:   /s/  GARY R. CHRISTOPHER
                                                  -----------------------------
                                                       Gary R. Christopher
                                                  President and Chief Executive
                                                  Officer (Principal Executive
                                                            Officer)

Date: March 20, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

  /s/  GARY R. CHRISTOPHER     President, Chief Executive     March 20, 2003
-----------------------------    Officer (Principal
     Gary R. Christopher         Executive Officer) and
                                 Director

    /s/  STEVEN R. BERLIN      Vice President--Finance,       March 20, 2003
-----------------------------    Secretary & Treasurer
      Steven R. Berlin           (Principal Financial
                                 Officer and Principal
                                 Accounting Officer) and
                                 Director

     /s/  STEVEN E. AMOS       Controller                     March 20, 2003
-----------------------------
       Steven E. Amos

   /s/  LEALON L. SARGENT      Chairman of the Board of       March 20, 2003
-----------------------------    Directors
      Lealon L. Sargent

   /s/  THOMAS N. AMONETT      Director                       March 20, 2003
-----------------------------
      Thomas N. Amonett

    /s/  PAUL J. COUGHLIN      Director                       March 20, 2003
-----------------------------
      Paul J. Coughlin

     /s/  MARK W. FILES        Director                       March 20, 2003
-----------------------------
        Mark W. Files

    /s/  THOMAS R. FULLER      Director                       March 20, 2003
-----------------------------
      Thomas R. Fuller

     /s/  W. NEIL MCBEAN       Director                       March 20, 2003
-----------------------------
       W. Neil McBean

    /s/  ROBERT C. THOMAS      Director                       March 20, 2003
-----------------------------
      Robert C. Thomas

                            PETROCORP INCORPORATED
                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary R. Christopher, certify that:

1. I have reviewed this annual report on Form 10-K of PetroCorp Incorporated.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003                                                         By: /s/  GARY R. CHRISTOPHER
                                                                                 ----------------------------------
                                                                                 Gary R. Christopher
                                                                                 President and Chief Executive
                                                                                 Officer

                            PETROCORP INCORPORATED
                           CERTIFICATION PURSUANT TO
                                SECTION 302 OF
                        THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven R. Berlin, certify that:

1. I have reviewed this annual report on Form 10-K of PetroCorp Incorporated.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003                                                         By: /s/  STEVEN R. BERLIN
                                                                                 ----------------------------------
                                                                                 Steven R. Berlin
                                                                                 Chief Financial Officer and
                                                                                 Secretary

                                 EXHIBIT INDEX

 No.  Item
10.24 -- Share Purchase Agreement, dated December 24, 2002, between PetroCorp Incorporated, PetroCorp
         Acquisition Company, 1022694 Alberta Ltd. and Enermark, Inc.
21    -- List of material subsidiaries

23.1  -- Consent of PricewaterhouseCoopers LLP

23.2  -- Consent of Ryder Scott Company, L.P.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of PetroCorp Incorporated

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of PetroCorp Incorporated and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Tulsa, Oklahoma
March 15, 2003

                            PETROCORP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001
                     (in thousands, except share amounts)

                                                                                          2002      2001
                                                                                        --------  --------
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $  3,087  $  1,265
   Accounts receivable, net............................................................   11,537    13,267
   Assets of discontinued operations...................................................   72,300        --
   Other current assets................................................................    1,107     1,411
                                                                                        --------  --------
       Total current assets............................................................   88,031    15,943
                                                                                        --------  --------
Property, plant and equipment:
   Oil and gas properties, at cost, full cost method, net of accumulated depreciation,
     depletion, amortization and impairment............................................   48,761   126,925
   Other, net..........................................................................       --     1,527
                                                                                        --------  --------
                                                                                          48,761   128,452
                                                                                        --------  --------
Deferred income taxes..................................................................   22,066    18,261
Other assets, net......................................................................    2,723     2,699
                                                                                        --------  --------
       Total assets.................................................................... $161,581  $165,355
                                                                                        ========  ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $  7,367  $  6,708
   Accrued liabilities.................................................................    2,758     3,877
   Liabilities of discontinued operations..............................................   22,111        --
   Current portion of long-term debt...................................................       --     1,327
                                                                                        --------  --------
       Total current liabilities.......................................................   32,236    11,912
                                                                                        --------  --------
Long-term debt.........................................................................   28,750    47,620
                                                                                        --------  --------
Deferred income taxes..................................................................       --    13,908
                                                                                        --------  --------
Commitments and contingencies (Note 13)
Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
     none issued.......................................................................       --        --
   Common stock, $0.01 par value, 25,000,000 shares authorized,
     (12,645,309 shares and 12,556,109 shares outstanding
     at December 31, 2002 and 2001, respectively)......................................      130       128
   Additional paid-in capital..........................................................  111,905   111,114
   Accumulated deficit.................................................................     (982)   (9,666)
   Accumulated other comprehensive loss................................................   (7,746)   (7,311)
   Treasury stock, at cost (305,907 and 264,607 shares respectively) . . . . . . . ....   (2,712)   (2,350)
                                                                                        --------  --------
     Total shareholders' equity........................................................  100,595    91,915
                                                                                        --------  --------
       Total liabilities and shareholders' equity...................................... $161,581  $165,355
                                                                                        ========  ========

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2002, 2001 and 2000
                     (in thousands, except share amounts)

                                                                           2002     2001     2000
                                                                         -------  -------  -------
Revenues:
   Oil and gas.......................................................... $27,363  $24,970  $23,481
   Other................................................................     312      199      107
                                                                         -------  -------  -------
                                                                          27,675   25,169   23,588
                                                                         -------  -------  -------
Expenses:
   Production costs.....................................................  10,451    8,704    5,813
   Depreciation, depletion and amortization.............................   8,002    9,616    5,178
   Oil and gas property valuation adjustment............................      --   15,400       --
   General and administrative...........................................   1,838      933      428
   Restructuring costs..................................................      --       --     (425)
   Other operating expenses.............................................      98      169      243
                                                                         -------  -------  -------
                                                                          20,389   34,822   11,237
                                                                         -------  -------  -------
Income (loss) from operations...........................................   7,286   (9,653)  12,351
                                                                         -------  -------  -------
Other income (expenses):
   Investment income....................................................      70       65      251
   Interest expense.....................................................  (1,566)  (1,237)  (2,895)
   Other income (expenses)..............................................     565      921     (257)
                                                                         -------  -------  -------
                                                                            (931)    (251)  (2,901)
                                                                         -------  -------  -------
Income (loss) from continuing operations before income taxes............   6,355   (9,904)   9,450
                                                                         -------  -------  -------
Income tax provision (benefit):
   Current..............................................................     (13)     157       --
   Deferred.............................................................   2,133   (4,769)   3,662
                                                                         -------  -------  -------
                                                                           2,120   (4,612)   3,662
                                                                         -------  -------  -------
Income (loss) from continuing operations................................   4,235   (5,292)   5,788
Income from discontinued Canadian operations (net of applicable taxes of
  $3,514, $4,332, and $6,304)...........................................   4,449    7,338    7,030
                                                                         -------  -------  -------
Net income.............................................................. $ 8,684  $ 2,046  $12,818
                                                                         =======  =======  =======
Net income (loss) per common share--basic:
   Income (loss) from continuing operations............................. $  0.34  $ (0.48) $  0.66
   Income from discontinued operations..................................    0.35     0.67     0.81
                                                                         -------  -------  -------
   Net income........................................................... $  0.69  $  0.19  $  1.47
                                                                         =======  =======  =======
   Net income (loss) per common share--diluted:.........................
   Income (loss) from continuing operations............................. $  0.34  $ (0.48) $  0.66
   Income from discontinued operations..................................    0.35     0.66     0.80
                                                                         -------  -------  -------
   Net income........................................................... $  0.69  $  0.18  $  1.46
                                                                         =======  =======  =======
Weighted average number of common shares--basic.........................  12,584   10,975    8,692
                                                                         =======  =======  =======
Weighted average number of common shares--diluted.......................  12,676   11,119    8,786
                                                                         =======  =======  =======

  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                        Accumulated
                                  Common Stock  Additional                 other
                                 --------------  paid-in   Accumulated comprehensive Treasury
                                 Shares  Amount  capital     deficit       loss       stock     Total
                                 ------  ------ ---------- ----------- ------------- -------- --------
Balance, December 31, 1999......  8,683     87     71,380    (24,530)      (4,574)        --  $ 42,363
  Net income....................     --     --         --     12,818           --         --    12,818
  Exercise of stock options and
   stock compensation
   expense......................     21     --        234         --           --         --       234
  Other comprehensive loss......     --     --         --         --       (1,138)        --    (1,138)
                                 ------   ----   --------   --------      -------    -------  --------
Balance, December 31, 2000......  8,704     87     71,614    (11,712)      (5,712)        --    54,277
  Net income....................     --     --         --      2,046           --         --     2,046
  Shares issued--merger.........  4,000     40     38,578         --           --         --    38,618
  Exercise of stock options and
   stock compensation
   expense......................    117      1        922         --           --         --       923
  Other comprehensive loss......     --     --         --         --       (1,599)        --    (1,599)
  Treasury stock................   (265)                                              (2,350)   (2,350)
                                 ------   ----   --------   --------      -------    -------  --------
Balance, December 31, 2001...... 12,556    128    111,114     (9,666)      (7,311)    (2,350)   91,915
  Net income....................     --     --         --      8,684           --         --     8,684
  Exercise of stock options and
   stock compensation
   expense......................    130      2        791         --           --         --       793
  Other comprehensive loss......     --     --         --         --         (435)        --      (435)
  Treasury stock................    (41)    --         --         --           --       (362)     (362)
                                 ------   ----   --------   --------      -------    -------  --------
Balance, December 31, 2002...... 12,645   $130   $111,905   $   (982)     $(7,746)   $(2,712) $100,595
                                 ======   ====   ========   ========      =======    =======  ========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2002, 2001 and 2000
                                (in thousands)

                                                                                2002      2001      2000
                                                                              --------  --------  --------
Cash flows from operating activities:
 Net income (loss)........................................................... $  8,684  $  2,046  $ 12,818
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization..................................    8,002     9,616     5,178
   Deferred income tax expense (benefit).....................................    2,133    (4,769)    3,662
   Oil and gas property valuation adjustment.................................       --    15,400        --
   Other.....................................................................     (284)      142       492
 Changes in operating assets and liabilities:
   Accounts receivable.......................................................   (3,473)    4,157    (6,246)
   Other current assets......................................................     (378)      372      (429)
   Accounts payable..........................................................    3,669    (3,180)    2,631
   Accrued liabilities.......................................................     (421)     (444)   (1,546)
   Net change provided by discontinued operations............................    6,158   (10,237)   16,631
                                                                              --------  --------  --------
       Net cash provided by operating activities.............................   24,090    13,103    33,191
                                                                              --------  --------  --------
Cash flows from investing activities:
 Proceeds from sale of oil and gas properties................................   11,359        --       210
 Additions to oil and gas properties.........................................   (8,306)  (11,632)   (1,757)
 Purchase of Southern Mineral Corporation, net of cash acquired..............       --   (20,989)       --
 Additions to other assets...................................................       --        --       (16)
 Net investing activities of discontinued operations.........................   (5,534)   (5,905)   (5,630)
                                                                              --------  --------  --------
       Net cash used in investing activities.................................   (2,481)  (38,526)   (7,193)
                                                                              --------  --------  --------
Cash flows from financing activities:
 Proceeds from long-term debt................................................    1,800    90,967    29,500
 Repayment of long-term debt.................................................  (12,800)  (91,000)  (45,650)
 Purchase of treasury shares.................................................     (362)   (2,350)       --
 Other.......................................................................      565       401       (83)
Net financing activities of discontinued operations..........................   (8,934)    5,523      (593)
                                                                              --------  --------  --------
       Net cash provided by (used in) financing activities...................  (19,731)    3,541   (16,826)
                                                                              --------  --------  --------
Effect of exchange rate changes on cash......................................      (56)    1,201      (125)
                                                                              --------  --------  --------
Net increase (decrease) in cash and cash equivalents.........................    1,822   (20,681)    9,047
Cash and cash equivalents at beginning of year...............................    1,265    21,946    12,899
                                                                              --------  --------  --------
Cash and cash equivalents at end of year..................................... $  3,087  $  1,265  $ 21,946
                                                                              ========  ========  ========


  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2002, 2001 and 2000
                                (in thousands)

Supplemental disclosures:

                                        2002   2001   2000
                                       ------ ------ ------
                     Interest paid.... $1,696 $1,131 $2,917
                                       ====== ====== ======
                     Income taxes paid $   -- $  210 $   --
                                       ====== ====== ======

   In 2002, 2001 and 2000, the Company issued $324, $311 and $525 of additional notes, respectively, as provided under the provisions of the agreements to finance the company's portion of plant capital additions in Canada.




  The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2002, 2001 and 2000

1.  Summary of Accounting Policies

  General

   PetroCorp Incorporated, a Texas corporation, is engaged in the acquisition, exploration, development, and the production and sale of crude oil and natural gas in North America. The terms "PetroCorp" and "Company" refer to PetroCorp Incorporated and its subsidiaries. PetroCorp operates in Canada through its wholly-owned Canadian subsidiaries PCC Energy Inc. (PCC Inc.) and PCC Energy Corp. See Note 2. In the United States, PetroCorp conducts business in its own name.

  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Petrocorp Incorporated. All balance sheet accounts as of December 31, 2002 and statement of operations and cash flows for 2002, 2001 and 2000 for PetroCorp's wholly-owned Canadian subsidiaries are reflected as discontinued operations and all information in the accompanying notes, except for Notes 2, 10 and 14, relate only to the continuing operations. All significant intercompany accounts and transactions have been eliminated.

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

  Property, Plant and Equipment

   The Company follows the full cost method of accounting for oil and gas properties whereby all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells. No gains or losses are recognized upon the sale or other disposition of oil and gas properties, except in unusually significant transactions.

   The costs of the Company's oil and gas properties, including estimated future development and dismantlement costs, are depreciated on a country-by-country basis using a composite unit-of-production rate. An additional valuation adjustment is made on a country-by-country basis if net capitalized costs of the Company's oil and gas properties exceed the ceiling, which is calculated on a quarterly basis as the sum of (1) the present value (10%) of future net revenues from estimated production of proved oil and gas reserves plus (2) the lower of cost or estimated fair value of the unproved properties, less (3) the related income tax effects. In the year ended December 31, 2001, there was a valuation adjustment for the U.S. properties of $15,400,000. There was no valuation adjustment for the years ended December 31, 2002 or 2000.

   Other property and equipment are depreciated by the straight-line method at rates based on the estimated useful lives of the assets ranging from five to ten years.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


  Revenue Recognition

   Revenues from the sale of oil and gas produced are recognized upon the passage of title, net of royalties and net profits royalty interests. In 2001, the company changed its accounting for transportation and gathering costs to include those charges in other revenues and other operating expenses.

   Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. The Company estimates its gas balancing position to be approximately $642,000 (401,000 mcf) on underproduced properties and approximately $787,000 (492,000 mcf) on overproduced properties. When sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2002 and 2001, the Company included $212,000 (141,000 mcf) and $171,000 (120,000 mcf) respectively, in accrued liabilities with respect to overproduced imbalances. All overproduced and underproduced imbalance situations are in the Unites States. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which the Company has imbalances are not significant.

   Other revenues include fees associated with the Company's U.S. gathering system.

  Accounts Receivable

   Accounts receivable relate primarily to sales of oil and gas and amounts due from joint-interest partners for expenditures made by the Company on behalf of such partners. The Company reviews the financial condition of potential purchasers and partners prior to signing sales or joint-interest agreements. At December 31, 2002 and 2001, the Company's allowance for doubtful accounts receivable was not significant.

  Income Taxes

   The Company utilizes the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Foreign Currency Translation

   The "functional currency" for translating the Company's Canadian accounts is the Canadian dollar. Assets and liabilities are translated into the reporting currency at the rate of exchange in effect at the balance sheet date while revenues, expenses, gains and losses are translated at the average exchange rate for the period. The resulting translation adjustments are accumulated in the other comprehensive loss component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently. For the year ended December 31, 2002, the Company recognized a foreign currency transaction gain of $389,000. For the years ended December 31, 2001 and 2000, the Company recognized a foreign currency transaction gain of $916,000 and a loss of $98,000, respectively. (See Note 2.)

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


  Cash Equivalents

   For purposes of the consolidated statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are not insured above FDIC limits, which subjects the Company to credit risk.

  Hedging Activities

   To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and gas sales in the month of hedged production. In 2002 and 2001, the impact of hedging transactions was a net increase in revenues of $423,000 and $187,000, respectively. In 2000, the impact of hedging transactions was a net reduction of revenues by $1,097,000. (See Note 7.)

  Accounting for Stock Based Compensation

   At December 31, 2002, the Company has a stock-based compensation plan, which is more fully described in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No compensation costs are reflected for stock-based compensation to individuals who are "employees". Costs are recorded for stock-based compensation to individuals who are not "employees". The fair value of the options granted during 2002, 2001 and 2000 were $838,000, $751,000 and $432,000, respectively, on the dates of grants using the Black-Scholes option-pricing model with the following assumptions:

                                           2002      2001      2000
                                         --------- --------- ---------
         Weighted average life, in years    10        10        10
         Risk-Free interest rate........ 5.3%-5.9% 5.1%-5.2% 6.0%-6.5%
         Expected Volatility............    36%       40%       41%
         Expected Dividend Rate.........   None      None      None

   The following table illustrates the effect on net income and earnings per shares if the Company had applied the fair value recognition provision of FASB Statement No 123, "Accounting for Stock-Based Compensation," (in thousands, except per share amounts):

                                                               Year Ended December 31,
                                                               ---------------------
                                                                2002     2001   2000
                                                               ------   ------ -------
Net income, as reported....................................... $8,684   $2,046 $12,818
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of related tax effects......................................    666      383     330
                                                               ------   ------ -------
Pro forma net income.......................................... $8,018   $1,663 $12,488
                                                               ======   ====== =======
Earnings per share: Basic--as reported........................ $ 0.69   $ 0.19 $  1.47
Basic--pro forma.............................................. $ 0.64   $ 0.15 $  1.44
Diluted--as reported.......................................... $ 0.69   $ 0.18 $  1.46
Diluted--pro forma............................................ $ 0.63   $ 0.15 $  1.42

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


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

   In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). The effect of this standard on the Company's results of operations and financial condition at adoption is expected to include an unaudited increase in liabilities of approximately $4.6 million; an unaudited net increase in property, plant and equipment of approximately $700,000; and an unaudited charge to income, net of deferred income taxes, for the cumulative effect of adopting the new standard of approximately $2.5 million and a deferred tax asset of approximately $1.4 million.

   During 2002, the company adopted FAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under the provisions of this standard, gains and losses from extinguishment of debt generally will no longer be classified as extraordinary items in the statement of operations. Accordingly, the Company's loss on early retirement of debt of $385 thousand in the year ended December 31, 2000, which was previously presented as a net of tax extraordinary item, has been reclassified in the accompanying financial statements and presented as a component of other income. This reclassification had no impact on the Company's financial position, net income or cash flows.

   In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. Management anticipates the adoption of FAS No. 146 will not materially affect the Company's current financial position or results of operations.

   In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on the Company's financial position or results of operations.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures were effective immediately for the Company and have been included in Note 1 of the Company's financial statements. The new interim disclosure provisions will be effective for the Company in the first calendar quarter of 2003.

   On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved thought means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest on (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect the adoption of this standard to have any impact on the financial position and results of operations.

2.  Sale of Canadian Subsidiaries

   On December 24, 2002, PetroCorp signed an agreement to sell its two Canadian subsidiaries, PCC Energy Inc. and PCC Energy Corp. for C$167.6 million (approximately US$112 million), with an economically effective date of October 1, 2002. The sale, which closed on March 5, 2003, is subject to post closing adjustments for certain working capital items. As of December 31, 2002, the combined unaudited reserves of the Canadian subsidiaries was 2,458 MBbls and 50,799 MMcf. The financial statements reflect the results of the Canadian operations as discontinued operations and segregate the Canadian assets and liabilities at December 31, 2002. Prior year statements of operations and cash flows have been restated to conform to the current year presentation. Discontinued operations for the fourth quarter of 2002 include $6.7 million unaudited revenue, 1,861 MMcf equivalent unaudited production and $3.0 million unaudited pre-tax income.

   Net sales and income of the discontinued operations are as follows (amounts in thousands):

                                                    Years ended December 31,
                                                    -----------------------
                                                     2002     2001    2000
                                                    -------  ------- -------
    Net sales...................................... $23,982  $26,105 $20,985
                                                    -------  ------- -------
    Pre-tax income from discontinued operations.... $ 7,963  $11,670 $13,334
    Income tax expense.............................   3,514    4,332   6,304
                                                    -------  ------- -------
    Income from discontinued operations, net of tax $ 4,449  $ 7,338 $ 7,030
                                                    =======  ======= =======

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   Assets and liabilities of the discontinued operations are as follows (amounts in thousands):

                                                 December 31,
                                                     2002
                                                 ------------
                   Cash.........................   $  5,865
                   Accounts receivable..........      4,135
                   Property, plant and equipment     62,183
                   Other Assets.................        117
                   Accounts Payable.............     (4,607)
                   Accrued liabilities..........     (2,220)
                   Long-term debt...............       (451)
                   Deferred tax liability.......    (14,833)
                                                   --------
                                                   $ 50,189
                                                   ========

3.  Comprehensive Income

   The Company follows SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustments. The Company's comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows (amounts in thousands):

                                                              Years ended December 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------  -------  -------
Net income................................................... $8,684  $ 2,046  $12,818
                                                              ------  -------  -------
Derivative hedging gain (loss) (net of taxes of $2 and $679).     (4)   1,057       --
Reclassification of hedging gain into income (net of taxes of
  $572 and $105).............................................   (888)    (165)      --
Foreign currency translation gain (loss).....................    457   (2,491)  (1,138)
                                                              ------  -------  -------
                                                                (435)  (1,599)  (1,138)
                                                              ------  -------  -------
Comprehensive income......................................... $8,249  $   447  $11,680
                                                              ======  =======  =======

   Derivative hedging gain (loss) include $31 gain (net of $22 taxes) for 2002 and $280 (net of $206 taxes) for 2001 pertaining to discontinued operations. Reclassification of hedging gain into income includes $202 (net of $147 taxes) for 2002 and $47 (net of $36 taxes) for 2001 related to discontinued operations.

   Accumulated other comprehensive loss was comprised solely of foreign currency translation loss through December 31, 2000. As of December 31, 2001, accumulated other comprehensive loss included $892 of derivative hedging gain, net of taxes and $8,203 of foreign currency translation losses. As of December 31, 2002, accumulated other comprehensive loss included $7,746 of foreign currency translation losses, which will be reclassified to income from discontinued operations in the first quarter of 2003 when the sale of the Canadian operations is recorded.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


4.  Merger with Southern Mineral Corporation

   PetroCorp completed the acquisition of Southern Mineral on June 6, 2001. The acquisition of Southern Mineral was accounted for using the purchase method of accounting as of June 1, 2001 because as of that date, the Company had effective control, and the results of operations have been included since that date. Based on evaluations in connection with tax returns filed in 2002, the Company adjusted its preliminary estimates of the deferred taxes attributable to the assets acquired in June 2001. Proved oil and gas properties were reduced by $5.8 million and Deferred tax assets increased by the same amount. In this acquisition, $88.7 million of assets were acquired and $28.7 million of liabilities assumed, with $0.4 million of legal, professional and other costs incurred. $21 million of cash was expended, with the remaining $38.6 million financed through the issuance of common stock.

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
                     (In thousands, except per share data)

                                              Year Ended   Year Ended
                                             December 31, December 31,
                                                 2001         2000
                                             ------------ ------------
          Revenues..........................   $ 33,485     $44,558
          Income (loss) before income taxes.   $(11,680)    $10,786
          Net income (loss).................   $ (6,376)    $ 6,964
          Earnings per common share--basic..   $  (0.50)    $  0.55
          Earnings per common share--diluted   $  (0.50)    $  0.55

   The above pro forma data reflects $3,665 and $5,544, respectively, of bankruptcy expenses and restructuring costs (primarily investment banker and employee severance related costs) for Southern Mineral for the year ended December 31, 2001 and 2000.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


5.  Property, Plant and Equipment

   Investments in property, plant and equipment were as follows at December 31, 2002 and 2001 (amounts in thousands):

                                                               2002    2001/(A)/
                                                            ---------  ---------
Oil and gas properties:
   Proved.................................................. $ 225,414  $ 233,204
   Unproved................................................       233        263
                                                            ---------  ---------
                                                              225,647    233,467
Gas gathering facilities...................................     1,698      1,698
Furniture, fixtures and equipment..........................        --         22
                                                            ---------  ---------
                                                              227,345    235,187
Less--accumulated depreciation, depletion, amortization and
  impairment                                                 (178,584)  (170,687)
                                                            ---------  ---------
                                                            $  48,761  $  64,500
                                                            =========  =========

--------
/(A)/ Total property, plant and equipment does not include $63,952 related to discontinued operations.

   Depreciation, depletion and amortization for all property, plant and equipment for the years ended December 31, 2002, 2001 and 2000 was $7,897, $9,537 and $5,118, respectively. Oil and gas property depreciation, depletion and amortization for the years ended December 31, 2002, 2001 and 2000 was $7,897, $9,484 and $4,782, respectively. Depreciation, depletion and amortization per equivalent Mcf (using a Mcf-to-barrel conversion factor of 6 to 1) for the years ended December 31, 2002, 2001 and 2000 was $0.99, $1.38 and $0.85, respectively. During 2001 the Company also recorded a ceiling test write-down of $15,400.

6.  Long-Term Debt

   The Company's total long-term debt, all which matures in 2004, is as follows (amounts in thousands):

                                             2002   2001/(A)/
                                            ------- --------
                   TD Bank Credit Agreement $28,750 $47,288
                                            ======= =======

--------
/(A) /Total long-term debt does not include $332 related to discontinued operations.

   In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The agreement was amended in August 2002 to extend its term, increase the borrowing base, and partially change the lenders. The amended term of the facility is through May 1, 2004 and the amended borrowing base was set at $70 million. The current lenders are TD Bank, as agent, and Fortis Capital Corp. and Bank of Oklahoma, N.A. (Bank of Oklahoma, N. A.'s largest beneficial owner is also the primary beneficial owner of Kaiser-Francis Oil Company. Approximately 38% of the Company is owned by Kaiser-Francis Oil Company.)

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest rate spread is determined from a sliding scale based was on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At December 31, 2002, the weighted average interest rate for loans outstanding under this facility was approximately 4.25%.

   The $75 million revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio. The Company obtained waivers of certain covenants relating to the sale of some of its Alabama properties and the sale of Canadian operations.

   Effective in March 2003, and in conjunction with the sale of Canadian subsidiaries described in Note 2, the Company amended its revolving credit agreement to adjust the borrowing base to $25 million, allocated entirely to United States borrowing. The Canadian lenders were released from the agreement. All outstanding debt was paid off with proceeds from the sale.

7.  Hedging Activities

   To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of the hedged production.

   In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of higher oil prices. These transactions applied to approximately 50 percent of the Company's projected oil production from April 2000 through December 2000, at prices ranging from $23.57 to $29.00 per barrel. In the second quarter of 2000, the Company entered into a no-cost collar arrangement for a portion of its natural gas production by which 180,000 MMbtu for each of the months July through October 2000 were subject to a $4.96 ceiling and a $3.50 floor per Mmbtu. Oil and gas revenue includes $69,000 received and $1,166,000 paid in settlement of swap and collar transactions through December 31, 2000. At December 31, 2001, oil and gas hedges had an estimated fair value of $644,000 (included in other assets), of which $479,000 related to hedges of US production. There were no oil and gas hedges outstanding at December 31, 2000 or 2002.

   As part of PetroCorp's acquisition of Southern Mineral Corporation ("Southern Mineral"), the Company obtained crude oil and natural gas costless collars with a fair value (liability) at date of acquisition of $821,000. These hedging transactions for the year ended December 31, 2002 increased oil and gas revenues by $31,000 and increased income from discontinued operations by $222,000 (reclassified from comprehensive income). All oil and gas hedging transactions expired in the fourth quarter of 2002.

   In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub. Swap transactions for the year ended December 31, 2002 increased oil and gas revenues by $392,000 (reclassified from comprehensive income).

   The Company offsets any gain or loss on the swap and collars contract with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in the market price.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   As a result of the merger with Southern Mineral, the Company also assumed an interest rate swap position that was originally intended to hedge the variability of interest expense associated with Southern Mineral's variable rate Canadian debt. Under the swap agreement, the Company receives a floating rate of the Canadian prime rate and pays a fixed rate of 5.96% on a notional amount of Canadian $15 million through August 29, 2003. The interest rate swap does not qualify for hedge accounting. The estimated fair value at December 31, 2002 is a liability (included in other liabilities) of $182,000 ($314,000 for 2001). During 2002 and 2001, $351,000 and $65,000, respectively, were recorded as additional interest expense relating to this interest rate swap.

8.  Income Taxes

   The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following (amounts in thousands):

                                   2002     2001    2000
                                  ------  -------  ------
                      Deferred:
                         Federal. $1,926  $(4,448) $3,355
                         State...    207     (321)    307
                                  ------  -------  ------
                                   2,133   (4,769)  3,662
                      Current:
                         Federal.     --      110      --
                         State...    (13)      47      --
                                  ------  -------  ------
                                     (13)     157      --
                                  ------  -------  ------
                                  $2,120  $(4,612) $3,662
                                  ======  =======  ======

   A reconciliation of the Company's United States income tax provision (benefit) computed by applying the statutory United States federal income tax rate to the Company's income (loss) from continuing operations before income taxes for the years ended December 31, 2002, 2001, and 2000 is presented in the following table (amounts in thousands):

                                                                2002     2001    2000
                                                               ------  -------  ------
United States federal income taxes (benefit) at statutory rate of 35%...................................................... $2,224  $(3,466) $3,308
Increases (reductions) resulting from:
   Statutory depletion........................................   (175)  (1,079)     --
   State income taxes.........................................    126     (178)    200
   Other......................................................    (55)     111     154
                                                               ------  -------  ------
                                                               $2,120  $(4,612) $3,662
                                                               ======  =======  ======

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   Deferred tax assets and liabilities related to continuing operations consist of the following at December 31, 2002 and 2001 (amounts in thousands):

                                                                     2002   2001/(A)/
                                                                   -------  --------
Deferred tax assets:
   Depletion and net operating loss carryforward--U.S............. $24,023  $23,542
                                                                   -------  -------
Gross deferred tax asset..........................................  24,023   23,542
                                                                   -------  -------
Deferred tax liabilities:
   Excess of basis in property, plant and equipment for financial reporting purposes over the tax basis--U.S...................  (1,957)  (5,238)
   Derivative asset...............................................      --      (43)
                                                                   -------  -------
Gross deferred tax liability......................................  (1,957)  (5,281)
                                                                   -------  -------
                                                                   $22,066  $18,261
                                                                   =======  =======

--------
/(A) /Deferred tax assets and liabilities do not include $13,908 of deferred tax liabilities related to discontinued operations.

   As of December 31, 2002, the Company has U.S. net operating loss (NOL) carryforwards of approximately $47,737,000 and $51,790,000 for regular tax and alternative minimum tax purposes, respectively. Regular tax NOL carryforwards and alternative minimum tax NOL carryforwards begin to expire in 2009. Additionally, statutory depletion carryforwards, which have no expiration dates, of $19,552,000 are available at December 31, 2002.

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

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


9.  Stock Option and Other Employee Benefit Plans

   Details on the Company's four stock option plans are as follows:

   In 1992, the Company established the 1992 PetroCorp Stock Option Plan (the Option Plan). The Option Plan allows up to 957,357 option shares to be granted. The following table summarizes these options:

                                                     Weighted Average
                                            Options   Exercise Price
                                           --------  ----------------
          Outstanding at December 31, 1999  672,500       $ 8.04
             Granted......................       --           --
             Forfeited....................       --           --
             Exercised....................  (20,700)      $ 6.38
                                           --------
          Outstanding at December 31, 2000  651,800       $ 8.09
             Granted......................       --           --
             Forfeited.................... (162,000)      $10.00
             Exercised.................... (101,300)      $ 6.55
                                           --------
          Outstanding at December 31, 2001  388,500       $ 7.69
             Granted......................       --           --
             Forfeited.................... (187,000)      $10.00
             Exercised.................... (121,500)      $ 5.00
                                           --------
          Outstanding at December 31, 2002   80,000       $ 6.38
                                           ========

   Of the 80,000 outstanding options under the Option Plan at December 31, 2002, all had an exercise price of $6.38 and a weighted average contractual life of 3.1 years. All of these options are exercisable as of December 31, 2002. No new options can be issued under this plan.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   In 1997, the Company established the 1997 PetroCorp Non-Employee Director Stock Option Plan (the Director Option Plan) for the benefit of the Company's Board of Directors. This plan allows up to 75,000 option shares to be granted. The Director Options were fully vested and exercisable at the date of grant. The following table summarizes these options:

                                                     Weighted Average
                                            Options   Exercise Price
                                            -------  ----------------
           Outstanding at December 31, 1999  37,000       $8.26
              Granted......................      --          --
              Forfeited....................      --          --
              Exercised....................      --          --
                                            -------
           Outstanding at December 31, 2000  37,000       $8.26
              Granted......................      --          --
              Forfeited.................... (14,000)      $8.30
              Exercised....................      --          --
                                            -------
           Outstanding at December 31, 2001  23,000       $8.23
              Granted......................      --          --
              Forfeited....................      --          --
              Exercised....................      --          --
                                            -------
           Outstanding at December 31, 2002  23,000       $8.23
                                            =======

   As of December 31, 2002, the weighted average remaining contractual life of the outstanding options under the Director Option Plan was 5.0 years and the exercise prices ranged from $6.75 to $8.63. No new options can be issued under this plan.

   In 2000, the Company established the 2000 Stock Option Plan for the benefit of employees and the Company's Board of Directors. Employee options vest one year from date of grant and director options vest six months from the date of grant. This plan allows up to 600,000 option shares to be granted. The following table summarizes these options:

                                                     Weighted Average
                                            Options   Exercise Price
                                            -------  ----------------
           Outstanding at December 31, 1999      --          --
              Granted...................... 106,650       $6.34
              Forfeited....................      --          --
              Exercised....................      --          --
                                            -------
           Outstanding at December 31, 2000 106,650       $6.34
              Granted...................... 163,000       $9.67
              Forfeited....................  (6,500)      $9.15
              Exercised....................  (6,500)      $6.13
                                            -------
           Outstanding at December 31, 2001 256,650       $8.39
              Granted...................... 154,000       $9.31
              Forfeited....................  (8,000)      $9.53
              Exercised....................  (9,000)      $6.13
                                            -------
           Outstanding at December 31, 2002 393,650       $8.78
                                            =======

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   As of December 31, 2002, the weighted average remaining contractual life of the outstanding options under the 2000 Stock Option Plan was 8.4 years. Of the outstanding options, 278,150 were exercisable at year end with an average remaining contractual life of 8.1 years. At December 31, 2002, exercise prices ranged from $6.13 to $9.75.

   As part of the merger with Southern Mineral, PetroCorp assumed all stock options under the various plans of Southern Mineral. Under the terms of these plans, options equivalent to 330,393 shares of PetroCorp stock have been authorized. No additional grants are anticipated. All outstanding options were vested at the date of the merger. The following table summarizes these options:

                                                     Weighted Average
                                            Options   Exercise Price
                                           --------  ----------------
          Outstanding at December 31, 2000       --           --
             Granted......................  179,268       $18.70
             Forfeited....................  (44,887)      $14.47
             Exercised....................   (9,420)      $ 5.31
                                           --------
          Outstanding at December 31, 2001  124,961       $21.01
             Granted......................       --           --
             Forfeited.................... (124,961)      $21.01
             Exercised....................       --           --
                                           --------
          Outstanding at December 31, 2002       --           --
                                           ========

   Stock options under all three plans expire ten years from the date of grant and the exercise price equals market value on the grant date.

   Effective January 1, 1993, the Company established a savings plan, which qualified as a deferred compensation plan under Section 401(k) of the Internal Revenue Code. The plan was in the wind up phase during 2001 and 2002 and was fully liquidated at December 31, 2002. The Company's contributions to the plan, which are charged to expense, totaled nil, nil and $100,000 in 2002, 2001 and 2000, respectively.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


10.   Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except per share amounts).

                                                         Per Share Amounts
                                                  -------------------------------
                                                    Income
                                                  (Loss) from Income from
                                                  Continuing  Discontinued  Net
                                   Income  Shares Operations   Operations  Income
                                   ------- ------ ----------- ------------ ------
Year ended December 31, 2002
   Basic EPS:
       Net income................. $ 8,684 12,584   $ 0.34       $ 0.35    $ 0.69
   Effect of dilutive securities:
       Options....................      --     92       --           --        --
                                   ------- ------   ------       ------    ------
   Diluted EPS:
       Net income................. $ 8,684 12,676   $ 0.34       $ 0.35    $ 0.69
                                   ======= ======   ======       ======    ======
Year ended December 31, 2001
   Basic EPS:
       Net income................. $ 2,046 10,975   $(0.48)      $ 0.67    $ 0.19
   Effect of dilutive securities:
       Options....................      --    144       --        (0.01)    (0.01)
                                   ------- ------   ------       ------    ------
   Diluted EPS:
       Net income................. $ 2,046 11,119   $(0.48)      $ 0.66    $ 0.18
                                   ======= ======   ======       ======    ======
Year ended December 31, 2000
   Basic EPS:
       Net income................. $12,818  8,692   $ 0.66       $ 0.81    $ 1.47
   Effect of dilutive securities:
       Options....................      --     94       --        (0.01)    (0.01)
                                   ------- ------   ------       ------    ------
   Diluted EPS:
       Net income................. $12,818  8,786   $ 0.66       $ 0.80    $ 1.46
                                   ======= ======   ======       ======    ======

   The 2002, 2001, and 2000 income per share amounts do not include the effect of potentially dilutive securities of 303,500, 469,000 and 395,000, respectively, as the impact of these outstanding options was antidilutive.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


11.  Industry Segment Data

   The principal business of the Company is oil and gas, which consists of the exploration, development, acquisition, exploitation and operation of oil and gas properties and the production and sale of crude oil and natural gas in North America. The Company's continuing operations consist of oil and gas operations in the US. Activity related to the Canadian operations are accounted for as discontinued operations.

   The following table reflects purchasers which accounted for more than 10% of the Company's oil and gas revenues:

                                                   2002 2001 2000
                                                   ---- ---- ----
               EOTT Energy Trading Partnership Ltd  16%  12%  12%
               Sunoco, Inc........................  12%   9%   8%

12.  Common Stock Repurchases

   On September 14, 2001, the Company announced that the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. Through December 31, 2002, 305,907 shares have been purchased at a cost of $2,712,000, which shares are held in treasury.

13.  Commitments and Contingencies

   The Company has entered into operating lease agreements with noncancellable terms in excess of one year for office space. Future minimum lease payments are $54,000 for the year ending December 31, 2003 with no payments after that date. Future minimum sublease income with noncancellable terms in excess of one year for office space is $34,000 for the year ending December 31, 2003. Total rental expense for office space for the years ended December 31, 2002, 2001 and 2000 was $198,000, $140,000 and $111,000, respectively.

   On February 13, 2002, R.A. Mackie & Co., L.P., Millenco, L.P. and Wein Securities Corp, as plaintiffs, filed a lawsuit against PetroCorp in the New York Supreme Court. In this action certain former holders of warrants of Southern Mineral Corporation allege that the provisions made for such warrants in connection with the merger of Southern Mineral Corporation into PetroCorp Acquisition Corporation, a wholly-owned subsidiary of PetroCorp Incorporated, were inadequate. The plaintiffs seek $5,000,000. Based on consultation with legal counsel, the Company is of the opinion that the action is without merit.

   There are other claims and actions pending against the Company. In the opinion of management, the amounts, if any, which may be awarded in connection with any of these claims and actions, after indemnification and insurance reimbursements, would not be material to the Company's consolidated financial position.

14.  Related Party Transactions

   The Company is a joint-interest owner in a project operated by Kaiser-Francis Oil Company, a shareholder. During 2002, 2001 and 2000, the Company remitted $451,000, $63,000 and $154,000, respectively, to Kaiser-Francis as payment of the Company's share of the joint operation. During 2002, 2001 and 2000, the Company remitted $3,146,000, $3,064,000 and
$2,076,000, respectively, to Kaiser-Francis, of which $1,965,000, $2,176,000 and $1,419,000, respectively, were administrative fees under the Management Agreement. Of these administrative fees, $1,498,000, $1,693,000 and $1,234,000, respectively, relate to continuing operations covered under the Management Agreement. Amounts payable to Kaiser-Francis at December 31, 2002 and 2001 were $213,000 and $272,000, respectively.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


15.  Oil and Gas Reserves and Related Financial Data

  Capitalized Costs Related to Oil and Gas Producing Activities

   The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to the continuing oil and gas properties (amounts in thousands):

      2002:
         Proved properties.................................... $ 225,414
         Unproved properties..................................       233
                                                               ---------
                                                                 225,647
         Accumulated depreciation, depletion and amortization.  (176,886)
                                                               ---------
                                                               $  48,761
                                                               =========
      2001:
         Proved properties.................................... $ 233,204
         Unproved properties..................................       263
                                                               ---------
                                                                 233,467
         Accumulated depreciation, depletion and amortization.  (168,989)
                                                               ---------
                                                               $  64,478
                                                               =========
      2000:
         Proved properties.................................... $ 176,834
         Unproved properties..................................     1,223
                                                               ---------
                                                                 178,057
         Accumulated depreciation, depletion and amortization.  (144,105)
                                                               ---------
                                                               $  33,952
                                                               =========

   Of the unproved properties capitalized cost at December 31, 2002, none and approximately $96,000, respectively, were incurred in 2002 and 2001. The Company anticipates evaluating these properties during subsequent years.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


  Costs Incurred in Oil and Gas Producing Activities

   Presented below are costs incurred in oil and gas property acquisition, exploration and development activities of the continuing operations (amounts in thousands):

                    2002:
                       Acquisition of properties:
                           Proved properties....... $    --
                           Unproved properties.....     415
                       Exploration costs...........      --
                       Development costs/(A)/......   8,886
                                                    -------
                           Total................... $ 9,301
                                                    =======
                    2001:
                       Acquisition of properties:
                           Proved properties....... $42,608
                           Unproved properties.....     678
                       Exploration costs...........   2,003
                       Development costs/(A)/......  10,121
                                                    -------
                           Total................... $55,410
                                                    =======
                    2000:
                       Acquisition of properties:
                           Proved properties....... $   104
                           Unproved properties.....      80
                       Exploration costs...........      --
                       Development costs/(A)/......   1,553
                                                    -------
                           Total................... $ 1,737
                                                    =======

--------
/(A) /Includes approximately $4,213, $42 and $600 of costs incurred in 2002, 2001 and 2000, respectively, for development of properties previously classified as proved undeveloped properties in the prior year.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


  Results of Operations From Oil and Gas Producing Activities (unaudited)

   The results of operations from continuing oil and gas producing activities, are as follows (amounts in thousands):

2002:
   Revenues....................................................................... $ 27,363
   Production costs...............................................................  (10,451)
   Depreciation, depletion and amortization.......................................   (7,897)
   Income tax benefit (expense)...................................................   (3,336)
                                                                                   --------
   Results of operations from petroleum producing activities (excluding corporate overhead and interest costs)................................................. $  5,679
                                                                                   ========
2001:
   Revenues....................................................................... $ 24,970
   Production costs...............................................................   (8,704)
   Depreciation, depletion, amortization and......................................
   impairment.....................................................................  (24,884)
   Income tax benefit (expense)...................................................    3,187
                                                                                   --------
   Results of operations from petroleum producing activities (excluding corporate overhead and interest costs)................................................. $ (5,431)
                                                                                   ========
2000:
   Revenues....................................................................... $ 23,481
   Production costs...............................................................   (5,813)
   Depreciation, depletion and amortization.......................................   (4,782)
   Income tax benefit (expense)...................................................   (4,728)
                                                                                   --------
   Results of operations from petroleum producing activities (excluding corporate overhead and interest costs)................................................. $  8,158
                                                                                   ========

  Reserve Quantities (unaudited)

   Estimates of proved reserves and the related standardized measure of discounted future net cash flow information related to the continuing operations are based on the reports of independent petroleum engineers for 2000 and reserve evaluations performed by the Company's engineer in 2002 and 2001 and reviewed by independent petroleum engineers. Approximately 85% and 100% of the present value of reserves at December 31, 2002 and 2001, respectively, were reviewed by independent petroleum engineers.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   The Company's estimates of its continuing proved reserves and proved developed reserves of oil and gas as of December 31, 2002, 2001 and 2000 and the changes in its proved reserves are as follows:

                                                           U.S.
                                                      --------------
                                                        Oil    Gas
                                                      (MBbls) (MMcf)
                                                      ------- ------
           2002:
              Proved reserves:
                  Beginning of year..................  3,931  41,384
                  Production.........................   (479) (5,089)
                  Purchase of minerals-in-place......     --      --
                  Extensions and discoveries.........    429   1,849
                  Improved recoveries................     33    (141)
                  Sales of minerals-in-place......... (1,349) (3,306)
                  Revision to previous estimates.....    144   4,063
                                                      ------  ------
                  End of year........................  2,709  38,760
                                                      ======  ======
              Proved developed reserves:
                  Beginning of year..................  3,350  38,806
                                                      ======  ======
                  End of year........................  2,147  34,317
                                                      ======  ======
           2001:
              Proved reserves:
                  Beginning of year..................  3,109  22,709
                  Production.........................   (396) (4,498)
                  Purchase of minerals-in-place......  2,190  19,722
                  Extensions and discoveries.........     25     867
                  Improved recoveries................     --      --
                  Sales of minerals-in-place.........     --      --
                  Revision to previous estimates.....   (997)  2,584
                                                      ------  ------
                  End of year........................  3,931  41,384
                                                      ======  ======
              Proved developed reserves:
                  Beginning of year..................  2,888  20,551
                                                      ======  ======
                  End of year........................  3,350  38,806
                                                      ======  ======
           2000:
              Proved reserves:
                  Beginning of year..................  3,261  20,950
                  Production.........................   (294) (3,850)
                  Purchase of minerals-in-place......      8       1
                  Extensions and discoveries.........    155   1,314
                  Improved recoveries................     --      --
                  Sales of minerals-in-place.........     --    (213)
                  Revision to previous estimates.....    (21)  4,507
                                                      ------  ------
                  End of year........................  3,109  22,709
                                                      ======  ======
              Proved developed reserves:
                  Beginning of year..................  3,180  18,906
                                                      ======  ======
                  End of year........................  2,888  20,551
                                                      ======  ======

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


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

   The standardized measure of discounted future net cash flow amounts contained in the following tabulation do not purport to represent the fair market value of oil and gas properties. No value has been given to unproved properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Future realization of oil and gas prices over the remaining reserve lives may vary significantly from current prices. In addition, the method of valuation utilized, based on current prices and costs and the use of a 10% discount rate, is not necessarily appropriate for determining fair value. The average prices used were based on the adjusted cash spot price for natural gas and oil at December 31. At December 31, 2001, the fair value of hedges related to U.S. production was an asset of $479,000. At December 31, 2002 and 2000 there were no oil and gas collar hedges outstanding.

   The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows (amounts in thousands):

   2002:
      Future gross revenues........................................ $252,955
      Less--future costs:
          Production...............................................   69,164
          Development/(A)/.........................................    9,364
                                                                    --------
      Future net cash flows before income taxes....................  174,427
      Less--10% annual discount for estimated timing of cash flows.   66,013
                                                                    --------
      Present value of future net cash flows before income tax.....  108,414
      Less--present value of future income taxes...................   10,058
                                                                    --------
      Standardized measure of discounted future net cash flows..... $ 98,356
                                                                    ========

/(A)/ $7,618 of development costs are for proved undeveloped properties

   2001:
      Future gross revenues........................................ $169,025
      Less--future costs:
          Production...............................................   58,768
          Development/(A)/.........................................   10,850
                                                                    --------
      Future net cash flows before income taxes....................   99,407
      Less--10% annual discount for estimated timing of cash flows.   39,836
                                                                    --------
      Present value of future net cash flows before income tax.....   59,571
      Less--present value of future income taxes...................      752
                                                                    --------
      Standardized measure of discounted future net cash flows..... $ 58,819
                                                                    ========

/(A)/ $7,846 of development costs are for proved undeveloped properties

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000

   2000:
      Future gross revenues........................................ $313,677
      Less--future costs:
          Production...............................................   55,534
          Development/(A)/.........................................    2,457
                                                                    --------
      Future net cash flows before income taxes....................  255,686
      Less--10% annual discount for estimated timing of cash flows.  103,563
                                                                    --------
      Present value of future net cash flows before income tax.....  152,123
      Less--present value of future income taxes...................   42,860
                                                                    --------
      Standardized measure of discounted future net cash flows..... $109,263
                                                                    ========

/(A)/ $1,204 of development costs are for proved undeveloped properties

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

     2002:
        Standardized measure--beginning of period.............. $  58,819
        Sales of oil and gas produced, net of production costs.   (16,912)
        Purchases of minerals-in-place.........................        --
        Extensions, discoveries and improved recovery..........     5,311
        Sales of minerals-in-place.............................    (4,512)
        Net changes in prices and productions costs............    28,414
        Changes in estimated future development costs..........    (7,807)
        Development costs incurred.............................     8,886
        Revisions to previous quantity estimates...............    30,006
        Accretion of discount..................................     5,238
        Changes in timing of production and other..............       386
        Net changes in income taxes............................    (9,473)
                                                                ---------
        Standardized measure--end of period.................... $  98,356
                                                                =========
     2001:
        Standardized measure--beginning of period.............. $ 109,263
        Sales of oil and gas produced, net of production costs.   (16,266)
        Purchases of minerals-in-place.........................    27,385
        Extensions, discoveries and improved recovery..........     1,197
        Sales of minerals-in-place.............................        --
        Net changes in prices and productions costs............  (114,680)
        Changes in estimated future development costs..........   (11,036)
        Development costs incurred.............................    10,121
        Revisions to previous quantity estimates...............    (3,103)
        Accretion of discount..................................    15,213
        Changes in timing of production and other..............    (1,383)
        Net changes in income taxes............................    42,108
                                                                ---------
        Standardized measure--end of period.................... $  58,819
                                                                =========
     2000:
        Standardized measure--beginning of period.............. $  56,406
        Sales of oil and gas produced, net of production costs.   (17,668)
        Purchases of minerals-in-place.........................        23
        Extensions and discoveries.............................     8,502
        Sales of minerals-in-place.............................      (108)
        Net changes in prices and productions costs............    94,155
        Development costs incurred.............................     1,553
        Revisions to previous quantity estimates...............    16,130
        Accretion of discount..................................     6,068
        Changes in timing of production and other..............   (17,214)
        Net changes in income taxes............................   (38,584)
                                                                ---------
        Standardized measure--end of period.................... $ 109,263
                                                                =========

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


   The standardized measure amounts are based on current prices at each year end and reflect overall adjusted weighted average prices of:

                            2002:
                               Oil (per BBL). $29.73
                               Gas (per Mcf).   4.44
                            2001:
                               Oil (per BBL). $18.45
                               Gas (per Mcf).   2.67
                            2000:
                               Oil (per BBL). $25.45
                               Gas (per Mcf).  10.33

16.  Supplementary Information

   At December 31, 2002, accrued liabilities included $681,000 of accrued lease operating expense, $867,000 of accrued capital costs and $1.2 million of other miscellaneous accrued expense. At December 31, 2001, accrued liabilities included $1.3 million of accrued lease operating expense, $1.4 million of accrued capital costs and $1.2 million of other miscellaneous accrued expenses.

                            PETROCORP INCORPORATED

                       December 31, 2002, 2001 and 2000


17.  Summarized Quarterly Financial Data (unaudited)
    (amounts in thousands, except per share amounts)

                                                 First  Second   Third   Fourth
                                                quarter quarter quarter  quarter    Year
                                                ------- ------- ------- --------  -------
Year ended December 31, 2002:
   Revenues.................................... $6,176  $7,172  $7,255  $  7,072  $27,675
   Gross profit/(1)/...........................  1,239   2,104   3,054     2,727    9,124
   Income from continuing operations...........    323   1,455     860     1,597    4,235
   Income from discontinued operations.........    723     925   1,313     1,488    4,449
   Net income..................................  1,046   2,380   2,173     3,085    8,684
   Net income per share from continuing
     operations--basic......................... $ 0.02  $ 0.12  $ 0.07  $   0.13  $  0.34
   Net income per share from continuing
     operations--diluted....................... $ 0.02  $ 0.12  $ 0.07  $   0.13  $  0.34
   Net income per share from discontinued
     operations--basic......................... $ 0.06  $ 0.07  $ 0.10  $   0.12  $  0.35
   Net income per share from discontinued
     operations--diluted....................... $ 0.06  $ 0.07  $ 0.10  $   0.12  $  0.35

Year ended December 31, 2001:
   Revenues.................................... $6,594  $6,447  $6,119  $  6,009  $25,169
   Gross profit/(1)/...........................  4,345   2,934     720   (16,719)  (8,720)
   Income (loss) from continuing operations....  3,353   1,146     285   (10,076)  (5,292)
   Income from discontinued operations.........  2,853   1,453   2,764       268    7,338
   Net income (loss)/(2)/......................  6,206   2,599   3,049    (9,808)   2,046
   Net income (loss) per share from continuing
     operations--basic/(2)/.................... $ 0.38  $ 0.12  $ 0.02  $  (0.79) $ (0.48)
   Net income (loss) per share from continuing
     operations--diluted/(2)/.................. $ 0.38  $ 0.11  $ 0.02  $  (0.79) $ (0.48)
   Net income per share from discontinued
     operations--basic......................... $ 0.33  $ 0.15  $ 0.22  $   0.02  $  0.67
   Net income per share from discontinued
     operations--diluted....................... $ 0.32  $ 0.15  $ 0.22  $   0.02  $  0.66

Quarterly and prior year amounts have been restated to reflect the sale of Canadian subsidiaries as discontinued operations, as described in Note 2 to the consolidated financial statements of the Company.
--------
/(1)/ Revenues less operating expenses other than general and administrative expenses.

/(2)/ Included in the fourth quarter was a $1,092 ($0.10 per share) increase in the deferred income tax benefit due to a change in the estimated amount of depletion carryforward.