Form 10-Q
period 2003-03-31
PETROCORP INC
filed 2003-05-08
CIK 911359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

                  For the Quarterly period ended March 31, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
     EXCHANGE ACT OF 1934

                    For the Transition period _____ to _____

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

                                 Not Applicable

   --------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No ___
                                      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ___   No  X
                                               ---

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of April 30, 2003:

   Common Stock, $.01 per value                          12,687,686
   ----------------------------                          ----------
         (Title of Class)                      (Number of Shares Outstanding)

                             PETROCORP INCORPORATED

                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                                    1
    Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002               2
    Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002               3
    Notes to Consolidated Financial Statements                                                             4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                        13

Item 4. Controls and Procedures                                                                           13

PART II. OTHER INFORMATION                                                                                14

SIGNATURES                                                                                                15

CERTIFICATIONS                                                                                            16

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                             PETROCORP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                  March 31,        December 31,
                                                                                    2003               2002
                                                                                ------------       ------------
                                    Assets
                                    ------
Current assets:
     Cash and cash equivalents ..............................................   $     56,343       $     3,087
     Accounts receivable, net ...............................................         14,007            11,537
     Receivable from sale of Canadian subsidiaries ..........................         28,822                 -
     Assets of discontinued operations ......................................              -            72,300
     Other current assets ...................................................            918             1,107
                                                                                ------------       -----------
        Total current assets ................................................        100,090            88,031
                                                                                ------------       -----------
Property, plant and equipment:
     Oil and gas properties, at cost, full cost method, net of
       accumulated depreciation, depletion, amortization and impairment .....         49,041            48,761
Deferred income taxes .......................................................          8,438            22,066
Other assets, net ...........................................................          3,150             2,723
                                                                                ------------       -----------

           Total assets .....................................................   $    160,719       $   161,581
                                                                                ============       ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
     Accounts payable .......................................................   $      7,827       $     7,367
     Accrued liabilities ....................................................          1,878             2,758
     Current income tax payable .............................................          1,750                 -
     Liabilities of discontinued operations .................................              -            22,111
                                                                                ------------       -----------
        Total current liabilities ...........................................         11,455            32,236
                                                                                ------------       -----------
Long-term debt ..............................................................              -            28,750
                                                                                ------------       -----------
Dismantlement obligation ....................................................          5,045                 -
Shareholders' equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued ..........................................................
     Common stock, $0.01 par value, 25,000,000 shares authorized,
       12,652,686 and 12,645,309 shares outstanding as of
       March 31, 2003 and December 31, 2002, respectively ...................            130               130
     Additional paid-in capital .............................................        112,003           111,905
     Retained earnings (accumulated deficit) ................................         34,843              (982)
     Accumulated other comprehensive loss ...................................              -            (7,746)
      Treasury stock, at cost (309,947 and 305,907 shares, respectively) ....         (2,757)           (2,712)
                                                                                ------------       -----------
        Total shareholders' equity ..........................................        144,219           100,595
                                                                                ------------       -----------
           Total liabilities and shareholders' equity .......................   $    160,719       $   161,581
                                                                                ============       ===========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share amounts)(Unaudited

                                                                                      For the three months
                                                                                         ended March 31,
                                                                                    ------------------------
                                                                                        2003         2002
                                                                                    -----------   ----------
       Revenues:
            Oil and gas ........................................................    $     9,803   $    6,128
            Other ..............................................................             38           48
                                                                                    -----------   ----------
                                                                                          9,841        6,176
                                                                                    -----------   ----------
       Expenses:
            Production costs ...................................................          2,528        2,584
            Depreciation, depletion and amortization ...........................          1,525        2,320
            General and administrative .........................................            719          363
            Other operating expenses ...........................................             34           32
                                                                                    -----------   ----------
                                                                                          4,806        5,299
                                                                                    -----------   ----------
       Income from operations ..................................................          5,035          877
                                                                                    -----------   ----------
       Other income (expenses):
            Investment income ..................................................             19           11
            Interest expense ...................................................           (335)        (424)
            Other income (expenses) ............................................            216           33
                                                                                    -----------   ----------
                                                                                           (100)        (380)
                                                                                    -----------   ----------
       Income from continuing operations before income taxes and
           accounting change ...................................................          4,935          497
                                                                                    -----------   ----------
       Income tax provision:
            Current ............................................................          1,750          (17)
            Deferred ...........................................................             30          191
                                                                                    -----------   ----------
                                                                                          1,780          174
                                                                                    -----------   ----------
       Income from continuing operations before accounting change ..............          3,155          323
       Discontinued operations:
            Income from discontinued Canadian operations (net of
            applicable taxes of $1,530 and $432) ...............................          2,113          723
            Gain on sale of Canadian subsidiaries (net of taxes of $19,691) ....         33,526            -
                                                                                    -----------   ----------
       Income before cumulative effect of a change in accounting
            principle ..........................................................         38,794        1,046
       Cumulative effect on prior years of accounting change, less
           applicable income taxes of $1,743 ...................................         (2,969)           -
                                                                                    -----------   ----------
       Net income ..............................................................    $    35,825   $    1,046
                                                                                    ===========   ==========

       Net income per common share - basic
            Income from continuing operations ..................................    $      0.25   $     0.02
            Income from discontinued operations ................................           2.82         0.06
            Cumulative effect of change in accounting principle ................          (0.24)           -
                                                                                    -----------   ----------
            Net income .........................................................    $      2.83   $     0.08
                                                                                    ===========   ==========

       Net income per common share - diluted
            Income from continuing operations ..................................    $      0.24   $     0.02
            Income from discontinued operations ................................           2.80         0.06
            Cumulative effect of change in accounting principle ................          (0.23)           -
                                                                                    -----------   ----------
            Net income .........................................................    $      2.81   $     0.08
                                                                                    ===========   ==========
       Weighted average number of common shares - basic ........................         12,649       12,556
                                                                                    ===========   ==========
       Weighted average number of common shares - diluted ......................         12,749       12,675
                                                                                    ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                            PETROCORP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              For the three months
                                                                                 ended March 31,
                                                                         ----------------------------
                                                                              2003           2002
                                                                         -------------   ------------
Cash flows from operating activities:
  Net income ..........................................................  $     35,825     $     1,046
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization ........................         1,525           2,320
      Deferred income tax expense .....................................            30             191
      Gain on sale of Canadian subsidiaries ...........................       (33,526)              -
      Cumulative effect of change in accounting principal .............         2,969               -
      Other ...........................................................           125              31
  Changes in operating assets and liabilities:
      Accounts receivable .............................................        (2,470)           (774)
      Other current assets ............................................           189               4
      Accounts payable ................................................           460            (781)
      Accrued liabilities .............................................           499            (832)
      Income tax payable ..............................................         1,750               -
      Net change provided by discontinued operations ..................           (99)          1,301
                                                                         ------------     -----------
         Net cash provided by operating activities ....................         7,277           2,506
                                                                         ------------     -----------
Cash flows from investing activities:
  Additions to oil and gas properties .................................        (2,888)           (665)
  Proceeds received on sale of Canadian subsidiaries (SEE NOTE 3) .....        80,152               -
  Net investing activities of discontinued operations .................        (1,596)         (1,763)

  Other ...............................................................          (521)              -
                                                                         ------------     -----------
         Net cash used in investing activities ........................        75,147          (2,428)
                                                                         ------------     -----------
Cash flows from financing activities:
  Proceeds from long-term debt ........................................             -             300
  Repayment of long-term debt .........................................       (28,750)              -
  Other ...............................................................            53              16
  Net financing activities of discontinued operations .................          (471)           (226)
                                                                         ------------     -----------
         Net cash used in financing activities ........................       (29,168)             90
                                                                         ------------     -----------
Effect of exchange rate changes on cash ...............................             -              94
                                                                         ------------     -----------
Net increase (decrease) in cash and cash equivalents ..................        53,256             262
Cash and cash equivalents at beginning of period ......................         3,087           1,265
                                                                         ------------     -----------

Cash and cash equivalents at end of period ............................  $     56,343     $     1,527
                                                                         ============     ===========

   The accompanying notes are an integral part of these financial statements.

                             PETROCORP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

     The unaudited consolidated financial statements of PetroCorp Incorporated (the "Company" or "PetroCorp") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's 2002 Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

Accounting for Stock-Based Compensation

     At March 31, 2003, the Company has a stock-based compensation plan, which is more fully described in Notes 1 and 9 of the Company's Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (in thousands, except per share amounts):

                                                                                   Quarter Ended March 31,
                                                                                ----------------------------
                                                                                    2003             2002
                                                                                -----------      -----------
                  Net income, as reported ....................................  $    35,825      $     1,046
                  Deduct: Total stock-based employee compensation
                  expense determined under fair value based method for
                  all awards, net of related tax effects .....................           80              166
                                                                                -----------      -----------

                  Pro forma net income .......................................  $    35,745      $       880
                                                                                ===========      ===========

                  Earnings per share:
                       Basic - as reported ...................................  $      2.83      $      0.08
                       Basic - pro forma .....................................  $      2.83      $      0.07

                       Diluted - as reported .................................  $      2.81      $      0.08
                       Diluted - pro forma ...................................  $      2.80      $      0.07

     No options were granted during the quarter ended March 31, 2003. Eighty-nine thousand options, at an exercise price of $9.25 were granted in the corresponding quarter of 2002. These options, when priced under a Black-Scholes option pricing model calculate a "fair value" of $479,000 as of the grant date. The Black-Scholes model was developed to price options with terms and conditions significantly different from the terms and conditions of the Company's options; accordingly, any use for this "fair value" resultant is problematic.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components which includes the Company's foreign currency translation adjustments. The Company's comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                                         For the three
                                                                         -------------
                                                                         months ended
                                                                         ------------
                                                                           March 31,
                                                                           --------
                                                                      2003           2002
                                                                      ----           ----
             Net income ........................................  $    35,825    $    1,046
                                                                  -----------    ----------
             Derivative hedging loss (net of tax benefit of
               $373) ...........................................            -          (598)
             Reclassification of hedging loss to income
               (net of taxes of $112)...........................            -           168
             Reclassification of translation loss to income ....        4,939             -
             Foreign currency translation gain (loss) (2003
               gain covers period from January 1 through
               March 5) ........................................        2,807           (83)
                                                                  -----------    ----------
                                                                  $     7,746    $     (513)
                                                                  -----------    ----------
             Comprehensive income ..............................  $    43,571    $      533
                                                                  ===========    ==========

As of March 31, 2002, accumulated other comprehensive loss consisted of $462 of derivative gain, net of taxes, and $8,286 of foreign currency translation losses.

NOTE 3 - SALE OF CANADIAN SUBSIDIARIES

     On December 24, 2002, PetroCorp signed an agreement to sell its two Canadian subsidiaries, PCC Energy Inc. and PCC Energy Corp. for C$167.6 million (approximately US$112 million), with an economically effective date of October 1, 2002. This is subject to post closing adjustments for certain working capital items. On March 5, 2003, PetroCorp received approximately 75% of the sale proceeds. The remaining $28.8 million will be received upon completion of certain tax documentation with the government of Canada. The financial statements reflect the results of the Canadian operations and the sale of Canadian subsidiaries as discontinued operations. Prior year statements of operations have been restated to conform to the current year presentation. The sale was recorded as follows (amounts in thousands):

             Cash proceeds received, net of $4,350 Canadian taxes withheld                        $ 80,152
             Receivable recorded                                                                    28,822
                                                                                                  --------
                  Net proceeds received                                                            108,974
                                                                                                  --------

             Net assets sold                                                                        55,168
             Translation loss reclassified from comprehensive income                                 4,939
             Deferred income taxes                                                                  15,341
                                                                                                  --------
                                                                                                    75,448
                                                                                                  --------
             Gain on sale of Canadian subsidiaries                                                $ 33,526
                                                                                                  ========

Net sales and income of the discontinued operations are as follows (amounts in thousands):

                                                                         Quarter ended March 31,
                                                                     -----------------------------
                                                                          2003            2002
                                                                     --------------  -------------
                  Net sales .......................................  $        5,937  $       5,298
                                                                     ==============  =============
                  Pre-tax income from discontinued operations .....  $        3,643  $       1,146
                  Income tax expense ..............................           1,530            423
                                                                     --------------  -------------

                  Income from discontinued operations, net of
                     tax ..........................................  $        2,113  $         723
                                                                     ==============  =============

     Assets and liabilities of the discontinued operations were as follows (amounts in thousands):

                                                                      March 5, 2003
                                                                     ---------------
               Cash ................................................  $       5,961
               Accounts receivable .................................         11,332
               Property, plant and equipment .......................         66,205
               Other Assets ........................................             64
               Accounts Payable ....................................         (9,388)
               Accrued liabilities .................................         (1,759)
               Deferred tax liability ..............................        (17,247)
                                                                     ---------------

                                                                      $      55,168
                                                                     ===============

NOTE 4 - EARNINGS PER SHARE:

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the periods presented (in thousands, except per share amounts).

                                                                                            Per Share Amounts
                                                                        -----------------------------------------------------------
                                                                            Income         Income       Cumulative
                                                                         (Loss) from        from        Effect of
                                                                          Continuing    Discontinued    Accounting
                                              Income         Shares       Operations     Operations       Change       Net Income
                                          -------------- -------------- -------------- -------------- -------------- --------------
Quarter ended March 31, 2003
     Basic EPS:
         Net income .....................  $     35,825         12,649   $       0.25   $       2.82   $      (0.24)  $       2.83
     Effect of dilutive securities:
         Options ........................             -            100          (0.01)         (0.02)          0.01          (0.02)
                                          -------------- -------------- -------------- -------------- -------------- --------------
     Diluted EPS:
         Net income .....................  $     35,825         12,749   $       0.24   $       2.80   $      (0.23)  $       2.81
                                          ============== ============== ============== ============== ============== ==============

Quarter ended March 31, 2002
     Basic EPS:
         Net income .....................  $      1,046         12,556   $       0.02   $       0.06   $          -   $       0.08
     Effect of dilutive securities:
         Options ........................             -            119              -              -              -              -
                                          -------------- -------------- -------------- -------------- -------------- --------------
     Diluted EPS:
         Net income .....................  $      1,046         12,675   $       0.02   $       0.06   $          -   $       0.08
                                          ============== ============== ============== ============== ============== ==============

     The net income per share amounts do not include the effect of potentially dilutive securities of nil and 470,000 for the three months ended March 31, 2003 and 2002, respectively, as the impact of these outstanding options was antidilutive.

NOTE 5 - HEDGING ACTIVITIES:

     To reduce the impact of fluctuations in the market prices of oil and natural gas, the Company periodically utilizes hedging strategies such as collars or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of hedged production.

     No oil or natural gas hedges were outstanding during 2003. Hedging transactions for the three months ended March 31, 2002 increased oil and gas revenues by $102,000 (reclassified from comprehensive income). All oil and gas hedging transactions expired in the fourth quarter of 2002.

     The Company offsets any gain or loss on the swaps and collars contracts with the realized prices for its production. While the swaps and collars reduce the Company's exposure to declines in the market price of natural gas and oil, this also limits the Company's gains from increases in the market price.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

     Investments in property, plant and equipment were as follows at March 31, 2003 and December 31, 2002 (amounts in thousands):

                                                                    2003           2002
                                                               -------------- --------------
          Oil and gas properties:
              Proved ........................................   $    230,300   $    225,414
              Unproved ......................................            353            233
                                                               -------------- --------------
                                                                     230,653        225,647
          Gas gathering facilities ..........................          1,698          1,698
                                                               -------------- --------------
                                                                     232,351        227,345
          Less - accumulated depreciation, depletion,
           amortization and impairment ......................       (183,310)      (178,584)
                                                               -------------- --------------

                                                                $     49,041   $     48,761
                                                               ============== ==============

     As more fully described in the Company's Form 10-K, PetroCorp utilizes the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, capitalized costs are subject to a ceiling test, evaluated each quarter, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. A decline in oil and gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

NOTE 7 - LONG-TERM DEBT:

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The agreement was amended in August 2002 to extend its term, increase the borrowing base, and partially change the lenders. The amended term of the facility is through May 1, 2004 and the amended borrowing base was set at $70 million. In March 2003, and in conjunction with the sale of Canadian subsidiaries described in Note 3, the Company amended its revolving credit agreement to adjust the borrowing base to $25 million, allocated entirely to United States borrowing. The Canadian lenders were released from the agreement. All outstanding debt was paid off with proceeds from the sale. The current lenders are TD Bank, as agent, and Fortis Capital Corp. and Bank of Oklahoma, N.A. (Bank of Oklahoma, N. A.'s largest beneficial owner is also the primary beneficial owner of Kaiser-Francis Oil Company. Approximately 38% of the Company is owned by Kaiser-Francis Oil Company.) Effective April 28, 2003 the other lenders to revolving credit agreement assigned their interests to the Bank of Oklahoma, N.A.

     Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest rate spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2003, there were no loans outstanding under this facility.

     The revolving credit agreement prohibits the declaration and payment of dividends on the common stock of the Company. Also, the debt agreement requires the Company to maintain a minimum current ratio, a minimum tangible net worth, and a minimum interest coverage ratio. The Company obtained waivers of certain covenants relating to the sale of some of its Alabama properties and the sale of Canadian operations.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). The effect of the adoption of this standard on the Company's results of operations and financial condition was an unaudited increase in liabilities of approximately $5 million; an unaudited net increase in property, plant and equipment of approximately $259 thousand; and an unaudited after tax charge to income for the cumulative effect of adopting the new standard of approximately $3 million and a deferred tax asset of approximately $1.7 million. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact in the first quarter of 2002 assuming an adoption of this accounting standard on a proforma basis.

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not materially affect the Company's current financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus the adoption of this interpretation did not have a significant effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required disclosures have been included in Note 1 of the Company's financial statements.

     On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51.
The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved thought means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest on (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The adoption of this standard had no impact on the financial position or results of operations of the Company.

     In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is currently evaluating the impact of FAS No. 149 on financial position and results of operations.

NOTE 9 - COMMON STOCK REPURCHASES

     On September 14, 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. On March 5, 2003, the Board of Directors increased the number of shares authorized for purchase up to 25% of the outstanding shares of the Company. Through March 31, 2003, 309,947 shares have been purchased at a cost of $2,757,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     There have been no changes from the Critical Accounting Policies described in the Company's 2002 Annual Report on form 10-K.

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

     The following table reflects certain operating data for the periods presented:

                                                                                For the
                                                                                -------
                                                                             three months
                                                                             -------------
                                                                            ended March 31,
                                                                            ---------------
                                                                             2003     2002
                                                                             ----     ----
         Production:
            Oil (MBbls) ................................................      114      125
            Gas (MMcf) .................................................      938    1,467
            Total gas equivalents (MMcfe) ..............................    1,622    2,217

         Average sales prices:
            Oil (per Bbl) ..............................................   $32.88   $19.84
            Gas (per Mcf) ..............................................     6.46     2.49

         Selected data per Mcfe:
            Average sales price ........................................   $ 6.04   $ 2.76
            Production costs ...........................................     1.56     1.17
            General and administrative expenses ........................     0.44     0.16
            Oil and gas depreciation, depletion and amortization .......     0.92     1.04

Results of Operations

 Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues. Total revenues increased 59% to $9.8 million in the first quarter of 2003 compared to $6.2 million in the first quarter of 2002, primarily due to commodity price increases. The Company's natural gas production decreased 36% to 938 MMcf from 1,467 MMcf and oil production decreased 9% to 114 MBbls from 125 MBbls, resulting in the Company's overall equivalent production decreasing 27% to 1,622 MMcfe from 2,217 MMcfe. The decrease in oil and gas production reflects the impact of the October 2002 sale of Alabama properties and plant, along with normal production declines.

     The Company's average natural gas price increased 159% to $6.46 per Mcf in the first quarter of 2003 from $2.49 per Mcf in the corresponding quarter in 2002. The Company's average oil price increased 66% to $32.88 per barrel in the first quarter of 2003 from $19.84 per barrel in 2002. Of the $3,675,000 increase in oil and gas sales in the first quarter of 2003, approximately $3.7 million and $1.5 million, respectively, were attributable to increased average gas pricing and oil pricing, and these were partially offset by a $1.5 million of decreased oil and gas production.

     Production Costs. Production costs decreased overall 2% to $2.5 million in the first quarter of 2003, with production costs per Mcfe increased to $1.56 per Mcfe in the first quarter of 2003, compared to $1.17 in the corresponding prior year period. This resulted from production volume decreases, both from normal production declines and the October 2002 sale of Alabama properties and plant, being almost fully offset by higher production taxes due to higher commodity prices.

     Depreciation, Depletion & Amortization (DD&A). Total DD&A decreased 34% to $1.5 million in the first quarter of 2003. The composite oil and gas DD&A rate decreased 12% to $0.92 per Mcfe from $1.04 per Mcfe. The decrease in the composite rate results from the impact of adopting FASB Statement 143 (see Note 8 to the financial statements).

     General and Administrative Expenses. General and administrative expenses increased 98% to $719,000 in the first quarter of 2003 from $363,000 in the first quarter of 2002 due to increased costs related to an increased company stock price and its effect on certain stock options, higher legal costs associated with ongoing litigation and the full cost of certain expenses which previously had been partially absorbed of the Canadian operation now shown as discontinued operations (see Note 3).

     Interest Expense. Interest expense decreased 21% to $335,000 in the first quarter of 2003 from $424,000 in the prior year quarter, reflecting pay down of outstanding debt. All debt was paid off March 6, 2003.

     Other Income. Other income increased to $216,000 in the first quarter of 2003 from $33,000 in the corresponding period of 2002 primarily as a result of the increased exchange rate of the Canadian dollar against the United States dollar.

     Income Taxes. The Company recorded a $1,780,000 income tax expense with an effective tax rate of 36% on a pre-tax income of $4,935,000 in the first quarter of 2003. This compares to an income tax expense of $174,000 with an effective tax rate of 35% on pre-tax income of $497 thousand in the first quarter of 2002. Effective tax rates differ from statutory rates primarily due to statutory depletion in the United States.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had working capital of $88.6 million as compared to $55.8 million at December 31, 2002. Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2003 compared to $2.5 million for the corresponding three months of 2002 primarily due to the sale of the Canadian subsidiaries and increased oil and gas prices.

     The Company's total capital expenditures were $2.9 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively, primarily related to exploration and development.

     No sales of oil and gas properties occurred in the first three months of either 2003 or 2002. However, as described in Note 3 to the financial statements, the Company sold its Canadian subsidiaries, and the oil and gas properties contained therein, for approximately $112 million, with a closing date of March 5, 2003.

     In July 2000, the Company entered into a $75 million revolving credit agreement with the Toronto-Dominion Bank (TD Bank), the agent, and the Bank of Nova Scotia. The amended term of the facility is through May 1, 2004 and the current borrowing base is set at $25 million. Borrowings can be funded by either Eurodollar loans or Base Rate loans. The interest rate on the borrowings is equal to an interest rate spread plus either the Eurodollar rate or the Base Rate. The interest spread is determined from a sliding scale based on the Company's borrowing base percentage utilization in effect from time to time. The spread ranges from 1.25 to 2.25 on Eurodollar loans and .25 to 1.25 on Base Rate loans. At March 31, 2003, the Company had no debt outstanding under the revolver and $25 million available based on the current borrowing base, as defined, subject to certain limitations. During the first quarter of 2003, the average interest rate under this facility was approximately 4.1%. Effective April 28, 2003 the other lenders to the revolving credit agreement assigned their interests to the Bank of Oklahoma, N.A.

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

Other

     In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). The effect of the adoption of this standard on the Company's results of operations and financial condition was an unaudited increase in liabilities of approximately $5 million; an unaudited net increase in property, plant and equipment of approximately $259 thousand; and an unaudited after tax charge to income for the cumulative effect of adopting the new standard of approximately $3 million and a deferred tax asset of approximately $1.7 million. The new standard had no material impact on income before the cumulative effect of adoption in the first quarter of 2003, nor would it have had a material impact in the first quarter of 2002 assuming an adoption of this accounting standard on a proforma basis.

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not materially affect the Company's current financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus the adoption of this interpretation did not have a significant effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123, Accounting For Stock-Based Compensation. FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. FAS 148 does require certain new disclosures in both annual and interim financial statements. The required disclosures have been included in Note 1 of the Company's financial statements.

     On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51.
The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved thought means other than through voting rights (variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest on (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The adoption of this standard had no impact on the financial position or results of operations of the Company.

     In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is currently evaluating the impact of FAS No. 149 on financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary sources of market risk are from fluctuations in commodity prices, interest rates and exchange rates.

Commodity Price Risk

     The Company produces and sells natural gas, crude oil, condensate and natural gas liquids. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has previously utilized hedging transactions to manage its exposure to price fluctuations on its sales of oil and natural gas.

     No oil or natural gas hedges were outstanding during 2003. Hedging transactions for the three months ended March 31, 2002 increased oil and gas revenues by $102,000 (reclassified from comprehensive income). All oil and gas hedging transactions expired in the fourth quarter of 2002.

     In April 2002, the Company entered into a swap transaction covering 8,000 MMBTU of natural gas per day at a price of $3.755 per MMBTU and covering the period from May 2002 through December 2002. The swap index is NYMEX Henry Hub.

Common Stock Repurchases

     On September 14, 2001, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. On March 5, 2003, the Board of Directors increased the number of shares authorized for purchase up to 25% of the outstanding shares of the Company. Through March 31, 2003, 309,947 shares have been purchased at a cost of $2,757,000.

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

         Not Applicable

Item 3 - Defaults upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to Vote of Security Holders

         Not Applicable

Item 5 - Other Information

         Not Applicable

Item 6 -

         (a)   Exhibits

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

         Report dated March 5, 2003 concerning the sale of the Canadian subsidiaries of PetroCorp Incorporated to 1022693 Alberta Ltd., an affiliate of Enerplus Resources fund and the approval by PetroCorp Incorporated's Board of Directors for the Company to purchase up to 25% of the Company's stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                                         PETROCORP INCORPORATED
                                         ----------------------
                                         (Registrant)


Date: May 7, 2003                 /s/    STEVEN R. BERLIN
      -----------                 -----------------------------
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

Date: May 7, 2003                         /s/     STEVEN R. BERLIN
      -----------                         ----------------------------
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

Date: May 7, 2003                         /s/  GARY R. CHRISTOPHER
      -----------                         ----------------------------
                                          Gary R. Christopher
                                          President and Chief Executive Officer